Form 10-Q
period 2025-06-30
Armada Acquisition Corp. II
filed 2025-08-11
CIK 2044009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File
No. 001-42661

Armada Acquisition Corp. II
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1815892
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1760 Market Street, Suite 602
Philadelphia, PA 19103
(Address of Principal Executive Offices, including zip code)
(215)
543-6886
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share and one-half of one Redeemable Warrant	AACIU	The Nasdaq Stock Market LLC
Class A Ordinary Share, par value $0.0001 per share	AACI	The Nasdaq Stock Market LLC
Warrants, each exercisable for one Ordinary Share at an exercise price of $11.50 per share	AACIW	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer

☒	Non-accelerated filer	☒	Smaller reporting company

		☒	Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act):
Yes
 ☒ No ☐
As of August 8, 2025, there were 23,710,000 Class A Ordinary Shares issued and outstanding which are comprised of 4,927,633 Class A
Ordinary
Shares underlying Units and 18,782,367 Class A Ordinary Shares that trade separately, and 7,880,000 Class B Ordinary Shares issued and outstanding.

ARMADA ACQUISITION CORP. II

Quarterly Report on Form 10-Q

i

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

ii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Armada Acquisition Corp. II
UNAUDITED CONDENSED BALANCE SHEET
JUNE 30, 2025

ASSETS
Current assets
Cash	$479,526
Prepaid expenses	98,793
Prepaid insurance	137,360

Total current assets	715,679
Prepaid insurance – long-term	57,233
Cash and marketable securities held in Trust Account	232,132,945

TOTAL ASSETS	$232,905,857

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued offering costs	$126,826
Accrued expenses	25,953
Advances from related party	808

Total current liabilities	153,587
Deferred underwriting fee payable	9,200,000

TOTAL LIABILITIES	9,353,587

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 23,000,000 shares at a redemption value of $10.09 per share	232,132,945
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding as of June 30, 2025	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 710,000 shares issued and outstanding as of June 30, 2025	71
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,880,000 shares issued and outstanding as of June 30, 2025	788
Additional paid-in capital	—
Accumulated deficit	(8,581,534)

Total Shareholders’ Deficit	(8,580,675)

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$232,905,857

The accompanying notes are an integral part of the unaudited condensed financial statements.

Armada Acquisition Corp. II
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2025	For the Period from October 3, 2024 (Inception) Through June 30, 2025
General and administrative costs	$95,799	$142,289

Loss from operations	(95,799)	(142,289)
Other income:
Interest earned on cash and marketable securities held in Trust Account	982,945	982,945

Other income, net	982,945	982,945

Net income	$887,146	$840,656

Basic weighted average shares outstanding, Class A ordinary shares subject to redemption	9,857,143	3,322,222

Basic net income per ordinary share, Class A ordinary shares subject to redemption	$0.05	$0.08

Diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	9,857,143	3,322,222

Diluted net income per ordinary share, Class A ordinary shares subject to redemption	$0.05	$0.07

Basic weighted average shares outstanding, Class A & Class B ordinary shares not subject to redemption	7,596,957	7,103,193

Basic net income per ordinary share, Class A & Class B ordinary shares not subject to redemption	$0.05	$0.08

Diluted weighted average shares outstanding, Class A & Class B ordinary shares not subject to redemption	8,184,286	7,982,556

Diluted net income per ordinary share, Class A & Class B ordinary shares not subject to redemption	$0.05	$0.07

The accompanying notes are an integral part of the unaudited condensed financial statements.

Armada Acquisition Corp. II
UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM OCTOBER 3, 2024 (INCEPTION) THROUGH JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – October 3, 2024 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares	—	—	7,880,000	788	24,212	—	25,000
Net loss	—	—	—	—	—	(45,784)	$(45,784)

Balance – December 31, 2024	—	—	7,880,000	788	24,212	(45,784)	(20,784)

Net loss	—	—	—	—	—	(706)	(706)

Balance – March 31, 2025	—	$—	7,880,000	$788	$24,212	$(46,490)	$(21,490)

Accretion of Class A ordinary shares to redemption amount	—	—	—	—	(10,447,650)	(9,422,190)	(19,869,840)
Capital contribution made by Sponsor related to the interests in founders shares allocated to non-managing members	—	—	—	—	4,621,895	—	4,621,895
Cost of raising capital related to interests in founders shares allocated to non-managing members	—	—	—	—	(4,621,895)	—	(4,621,895)
Sale of Private Placement Units	710,000	71	—	—	7,099,929	—	7,100,000
Fair Value of Public Warrants at issuance	—	—	—	—	3,565,000	—	3,565,000
Allocated value of transaction costs to Class A shares	—	—	—	—	(241,491)	—	(241,491)
Net income	—	—	—	—	—	887,146	887,146

Balance – June 30, 2025	710,000	$71	7,880,000	$788	$—	$(8,581,534)	$(8,580,675)

The accompanying notes are an integral part of the unaudited condensed financial statements.

Armada Acquisition Corp. II
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM OCTOBER 3, 2024 (INCEPTION) THROUGH JUNE 30, 2025

Cash Flows from Operating Activities:
Net income	$840,656
Adjustments to reconcile net income to net cash used in operating activities:
Payment of formation costs through promissory note	4,614
Payment of operating costs through promissory note	870
Payment of operating costs through issuance of Class B ordinary shares	25,000
Payment of operating costs through advances from related party	808
Interest earned on cash and marketable securities held in Trust Account	(982,945)
Adjustment to accrued offering costs	(5,000)
Changes in operating assets and liabilities:
Prepaid expenses	1,807
Prepaid insurance	(194,593)
Accrued expenses	25,953

Net cash used in operating activities	(282,830)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(231,150,000)

Net cash used in investing activities	(231,150,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	225,400,000
Proceeds from sale of Private Placements Warrants	7,100,000
Proceeds from promissory note - related party	127,755
Repayment of promissory note - related party	(143,079)
Payment of offering costs	(572,320)

Net cash provided by financing activities	231,912,356

Net Change in Cash	479,526
Cash – Beginning of period	—

Cash – End of period	$479,526

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$126,826

Deferred offering costs paid through promissory note – related party	$9,840

Accretion of Class A ordinary shares to redemption value	$19,869,840

Deferred underwriting fee payable	$9,200,000

Deferred offering costs applied to prepaid expen s es	$100,600

The accompanying notes are an integral part of the unaudited condensed financial statements.

Armada Acquisition Corp. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Organization and General
Armada Acquisition Corp. II (the “Company”) was incorporated as a Cayman Islands exempted company on October 3, 2024. The Company is a newly organized blank check company or special purpose acquisition company (“SPAC”), formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific business combination target. Its efforts to identify a prospective target business will not be limited to a particular industry or geographic region although it intends to focus on target businesses that provide technological services to the financial services industry (“FinTech”),
Software-as-a-Service
(“SaaS”), or artificial intelligence (“AI”). The Company became an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) upon the closing of the initial public offering (“Initial Public Offering”) described below.
As of June 30, 2025, the Company had not commenced any operations. All activity for the period from October 3, 2024 (date of inception) through June 30, 2025 relates to the Company’s formation and the Initial Public Offering. The Company will not generate any operating revenues until after completion of the Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on
investments
held in the Trust Account described below. The Company has selected September 30 as its fiscal year end.
Sponsor, Founder and Proposed Financing
The Company’s sponsor is Armada Sponsor II LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on May 20, 2025. On May 22, 2025, the Company consummated the Initial Public Offering of 23,000,000 units at $10.00 per unit, which is discussed in Note 3, which includes the full exercise of the over-allotment option of 3,000,000 Units, by Cohen and Company Capital Markets a division of J.V.B. Financial Group, LLC (“CCM”) and Northland Securities, Inc. (“Northland”) (collectively, the “Underwriters”)— which is discussed in Note 4, generating gross proceeds of $230,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 710,000 private placement units, at a price of $10.00 per private placement unit, generating gross proceeds of $7,100,000. The net proceeds from the Initial Public Offering and a portion of the proceeds from the Private Placement are held in the Trust Account (discussed below).
Transaction costs amounted to $14,413,386, consisting of $4,600,000 of cash underwriting fee, $9,200,000 of deferred underwriting fee, and $613,386 of other offering costs.
The Trust Account
Upon the closing of the Initial Public Offering on May 22, 2025, an amount of $231,150,000 ($10.05 per unit) from the net proceeds of the sale of the units, and a portion of the proceeds of the sale of the private placement units, are held in a Trust Account and will be invested or held only in either (i) U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act of 1940 which invest only in direct U.S. government treasury obligations, (ii) as uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank. Funds will remain in the Trust Account until the earlier of (i) the completion of the Business Combination or (ii) the distribution of the Trust Account as described below.
The Company’s amended and restated memorandum and articles of association provides that, except for (x) all interest income that may be released to the Company to pay taxes and (y) up to $100,000 to pay dissolution expenses, as discussed below, none of the funds held in the Trust Account will be released from the Trust Account until the earlier of: (1) the completion of the initial Business Combination within the required time period; (2) redemption of
100
% of the outstanding public shares if the Company has not completed an initial Business Combination within 18 months from the closing of the Initial Public Offering; and (3) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the amended and restated memorandum and articles of association (A) in a manner that would affect the substance or timing of the obligation to redeem 100% of public shares if the Company does not complete its initial Business Combination within the required time period or (B) with respect to any other provision relating to the pre-business
combination activity and related shareholders’ rights.

Business Combination
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward consummating a Business Combination with (or acquisition of) a Target Business. As used herein, “Target Business” must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less the deferred underwriting commissions and the taxes payable on interest earned) at the time the Company signs a definitive agreement in connection with the Business Combination. There is no assurance that the Company will be able to successfully effect a Business Combination.
The Company, after signing a definitive agreement for a Business Combination, will either (i) seek shareholder approval of the Business Combination at a meeting called for such purpose in connection with which shareholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account including interest (which interest shall be net of taxes payable) or (ii) provide shareholders with the opportunity to have their shares redeemed by the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, net of taxes payable, if any. The decision as to whether the Company will seek shareholder approval of the Business Combination or will allow shareholders to redeem their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval unless a vote is required by the Nasdaq rules. If the Company seeks shareholder approval, it will complete its Business Combination only if a majority of the outstanding shares are voted in favor of the Business Combination.
If the Company holds a shareholder vote or there is a tender offer for shares in connection with the Business Combination, a public shareholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest (which interest shall be net of taxes payable, if any). As a result, such shares are recorded at redemption amount and classified as temporary equity upon the completion of the Initial Public Offering. The amount in the Trust Account is $10.05 per public share ($231,150,000 held in the Trust Account divided by 23,000,000 public shares).
The Company has 18 months from the closing date of the Initial Public Offering to complete its initial Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares for a per share pro rata portion of the Trust Account, including interest, but less taxes payable and up to $100,000 to pay dissolution expenses; and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining shareholders, as part of its plan of dissolution and liquidation. The initial shareholders each entered into agreements with us, pursuant to which they agreed: (1) to waive their redemption rights with respect to their founder shares, private placement units and any Class A ordinary shares issuable upon conversion thereof in connection with the consummation of our initial Business Combination or a tender offer conducted prior to a Business Combination or in connection with it; and (2) to waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and private placement units if the Company fails to complete its initial Business Combination within 18 months from the closing of this offering, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if we fail to complete our initial Business Combination within the prescribed time frame.
Liquidity
The Company does not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, the Company may need to obtain additional financing (see also Note 4 - “Related Party Loans”) either to complete our Business Combination or because the Company may become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on May 21, 2025, as well as the Company’s Current Report on Form
8-K,
as filed with the SEC on June 2, 2025. The interim results for the three months ended June 30, 2025 and for the period from October 3, 2024 (inception) through June 30, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2025, or for any future periods.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $479,526 and did not
have any cash equivalents as of June 30, 2025.
Cash and Marketable Securities Held in Trust Account
As of June 30, 2025, the assets held in the Trust Account, amounting to $232,132,945, were held primarily in U.S. Treasury bills which mature on September 16, 2025.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which at times, may exceed federally insured limits. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.
Use of Estimates
The preparation of the unaudited condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements. Actual results could differ from those estimates.
Offering Costs Associated with the Initial Public Offering
The Company complies with the requirements of the ASC
340-10-S99
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC
470-20,
“Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares subject to possible redemption were charged to temporary equity and offering costs allocated to the Private Placement Units and the Public and Private Placement Warrants within the Unit, were charged to shareholders’ deficit as Public and Private Placement Warrants included in the Units, after management’s evaluation are accounted for under equity treatment.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under Accounting Standards Codification 740, “
Income Taxes
” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands, and the Company believes it is presently not subject to income taxes or income tax filing requirements in the United States. As such, the Company’s tax provision was zero for the period presented.
Class A Ordinary Shares Subject to Possible Redemption
The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete an initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial
Business Combination activity, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC
480-10-S99,
the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in
capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of June 30, 2025, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(3,565,000)
Class A ordinary shares issuance cost	(14,171,895)
Accretion of carrying value to redemption value	19,869,840

Class A Ordinary Shares subject to possible redemption, June 30, 2025	$232,132,945

Warrant Instruments
The Company accounts for the Public and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values.
Net Income per Ordinary Share
The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period. Diluted net income (loss) per share attributable to ordinary shareholders adjusts the basic net income (loss) per share attributable to ordinary shareholders and the weighted-average ordinary shares outstanding for the potentially dilutive impact of outstanding warrants. However, because the warrants are anti-dilutive, they have been excluded from the calculation of diluted income (loss) per ordinary share for the periods presented.
With respect to the accretion of Class A ordinary shares subject to possible redemption and consistent with ASC Topic
480-10-S99-3A,
the Company treated accretion in the same manner as a dividend paid to the shareholders in the calculation of the net income (loss) per ordinary share.

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended June 30, 2025		For the period from October 3, 2024 (inception) through June 30, 2025
	Class A - Redeemable	Class A & B - Non-redeemable	Class A - Redeemable	Class A & B - Non-redeemable
Basic net income per ordinary share
Numerator:
Allocation of net income	$501,013	$386,133	$267,888	$572,768
Denominator:
Basic weighted average shares outstanding	9,857,143	7,596,957	3,322,222	7,103,193

Basic net income per ordinary share	$0.05	$0.05	$0.08	$0.08

	For the Three Months Ended June 30, 2025		For the period from October 3, 2024 (inception) through June 30, 2025
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
	Class A	Class A & B	Class A	Class A & B
Diluted net income per ordinary share
Numerator:
Allocation of net income	$484,702	$402,444	$247,050	$593,606
Denominator:
Diluted weighted average shares outstanding	9,857,143	8,184,286	3,322,222	7,982,556

Diluted net income per ordinary share	$0.05	$0.05	$0.07	$0.07

Recent Accounting Pronouncements
In November 2023, the FASB issued ASU
2023-07,
“Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU
2023-07
on October 3, 2024, date of incorporation.
The Company does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
Note 3 — Initial Public Offering
Pursuant to the Initial Public Offering on June 30, 2025, the Company sold 23,000,000 units at a price of $10.00 per Unit for a total of $230,000,000, which includes the full exercise of the underwriters’ overallotment option in the amount of 3,000,000 Units. Each Unit consists of one share of the Company’s Class A ordinary shares, $0.0001 par value and one-half
of one redeemable warrant to purchase one Class A ordinary share (the “Warrants”). The Warrants will only be exercisable for whole shares at $11.50 per share.
Warrants —
As of June 30, 2025, there were 11,500,000 Public Warrants and 355,000 Private Placement Warrants outstanding. Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, at any time commencing on the later of 12 months from the closing of the Initial Public Offering and after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of Class A ordinary shares. This means that only a whole warrant may be exercised at any given time by a warrant holder. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The warrants will expire at 5:00 p.m., New York City time, on the fifth anniversary of the completion of an initial Business Combination, or earlier upon redemption.
In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by our Board of Directors, and in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by them prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of our Class A ordinary shares during the 20 trading-day
period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the price at which the Company issue the additional Class A ordinary shares or equity-linked securities. On the exercise of any warrant, the exercise price will be paid directly to the Company and not placed in the Trust Account.
The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration under the Securities Act of the warrant shares and thereafter use its best efforts to cause the registration statement to become effective and to maintain the effectiveness of such registration statement until the expiration of the warrants. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the issuance of the warrant shares and a current prospectus relating thereto.
If a registration statement covering the issuance of the warrant shares is not effective within 90 days following the consummation of the initial Business Combination, warrant holders may nevertheless, until such time as there is such an effective registration statement and during any period when the Company shall have failed to maintain such an effective registration statement, exercise warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act. In this circumstance, each holder would pay the exercise price by surrendering warrants exercisable for the number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying such warrants and the difference between the exercise price of such warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” means the average reported last sale price of the Class A ordinary shares for the five trading days ending on the trading day prior to the date of exercise.
Redemption of Warrants
: The Company may redeem the outstanding warrants:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and

•
if, and only if, the last reported sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a
30-trading
day period ending on the third trading day prior to the date on which the Company will send the notice of redemption to the warrant holders.

The Company will not redeem the warrants unless a registration statement under the Securities Act covering the issuance of the warrant shares underlying the warrants to be so redeemed is then effective and a current prospectus relating to those warrant shares is available throughout the
30-day
redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the warrants become redeemable by the Company, it may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.
If the foregoing conditions are satisfied and the Company issues a notice of redemption, each warrant holder may exercise his, her or its warrants prior to the scheduled redemption date. However, the price of the Class A ordinary shares may fall below the $18.00 trigger price (as adjusted) as well as the $11.50 exercise price (as adjusted) after the redemption notice is issued. The redemption criteria for the warrants have been established at a price which is intended to provide warrant holders a reasonable premium to the initial exercise price and provide a sufficient differential between the then-prevailing share price and the exercise price so that if the share price declines as a result of the redemption call, the redemption will not cause the share price to drop below the exercise price of the warrants. If the Company calls the warrants for redemption as described above, the management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In making such determination, management will consider, among other factors, our cash position, the number of warrants that are outstanding and the dilutive effect on our shareholders of issuing the maximum number of warrant shares issuable upon exercise of outstanding warrants. In such event, the holder would pay the exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of warrant shares underlying the warrants to be so exercised, and the difference between the exercise price of the warrants and the fair market value by (y) the fair market value.
No fractional Class A ordinary share will be issued upon redemption. If, upon redemption, a holder would be entitled to receive a fractional interest in a share, the Company will round down to the nearest whole number of the number of Class A ordinary shares to be issued to the holder.

Note 4 — Private Placement
Founder Shares
On November 7, 2024, the Sponsor purchased 7,880,000 Class B ordinary shares from the Company for an aggregate purchase price of $25,000, or $0.00317 per share, of which up to 1,027,826 founder shares were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised during the Initial Public Offering. On May 22, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,027,826 founder shares are no longer subject to forfeiture.
Private Placement Units
Simultaneously with the closing of the Initial Public Offering, the Sponsor has purchased an aggregate of 400,000 private placement units at $10.00 per private placement unit in a private placement for an aggregate purchase price of $4,000,000. The underwriters purchased an aggregate of 310,000 private placement units at a price of $10.00 per private placement unit in a private placement for an aggregate purchase price of $3,100,000.
A portion of the purchase price of the private placement units was added to the proceeds of Initial Public Offering held in the Trust Account. If the initial business combination was not completed within 18 months from the closing of the Initial Public Offering, the proceeds from the sale of the private placement units held in the trust account will be used to fund the redemption of the public shares (subject to the requirements of applicable law).
Certain institutional investors (none of which are affiliated with any member of management, the Sponsor or any other investor), referred to as the
“non-managing
investors”, purchased, indirectly through the purchase of
non-managing
membership interests in the Sponsor, an aggregate of 300,000 Private Placement Units out of the 400,000 Private Placement Units purchased by the Sponsor. Subject to each non-managing
sponsor investor purchasing the Private Placement Units allocated to it in connection with the closing of the Initial Public Offering, the Sponsor issued additional membership interests at a nominal purchase price to the non-managing
investors reflecting interests in an aggregate of 2.4 million founder shares.
The agreement with the
non-managing
investors was entered into directly with the Sponsor entity and it makes reference to the Private Placement Units and founder shares of the Company. The interests and units associated in the agreement are supported on one for one basis with the Company’s underlying private placement units and founder shares. The fact that the Sponsor is providing the non-managing
members with founder shares for their participation in the transaction is considered an inducement and falls under SAB Topic 5A. As such, the Company has obtained a valuation of the Founder Shares, as of the Initial Public Offering date to account for the charge of such transfer of interests to the non-managing
members. The valuation has identified the fair value of the Founder Shares to be $1.93 per share as of the close of the Initial Public Offering, on May 22, 2025. Since the cost of these interest allocations to the non-managing
members is considered an offering cost, the Company will record the fair value of this transaction into equity at the initial public offering date calculated as 2,400,000 interests in founder shares allocated to non-managing members at a fair value of
$4,621,895
or approximately
$1.93

per founder share.
The third-party valuation firm used a Monte Carlo simulation to value the Founder Shares. The likelihood of completing the Initial Public offering was assumed to be 100%; the common stock price was $9.845 based on implied stock price; likelihood of a business combination was determined to be 19.9%; and a discount for lack of marketability based on a Finnerty put model yielded 1.7%.
Promissory Note — Related Party
The Sponsor had agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest
bearing, unsecured and on March 31, 2025, the loan was amended to extend maturity date at the earlier of June 30, 2025 or the closing of the Initial Public Offering. Proceeds received under the note were utilized as follows: $127,755 for working capital,$9,840 for payment of deferred offering costs, $4,614 for payment of formation costs and $870 for the payment of operating expenses. As of May 22, 2025, the Company repaid the outstanding balance of the note amounting to $143,079. Borrowings under the note are no longer available.
Advances from Related Party
As of June 30, 2025, the Company owes related parties $808 for expenses which they have paid on the Company’s behalf. The amount is due on demand.
Administration Fee
Commencing on May 20, 2025, the Company has agreed to pay the Sponsor $12,000 per month for office space, administrative and support services. These monthly fees will cease upon the completion of the initial Business Combination or the liquidation of the Company. The Sponsor has agreed to defer payment of the administration fee until such time as new financing occurs to allow liquidity to pay the fee. For the three months ended June 30, 2025 and for the period from October 3, 2024 (inception) through June 30, 2025, the Company has incurred $16,000 and paid $24,000 in fees for these services of which $8,000 is included in prepaid expenses on the Company’s condensed balance sheets as of June 30, 2025.

Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. A portion of such Working Capital Loans may be convertible into private placement units of the post Business Combination entity at the option of the lender. The units would be identical to the private placement units. As of June 30, 2025, no such Working Capital Loans were outstanding.
Note 5 — Commitments and Contingencies
Registration Rights
The Company’s initial shareholders, the
non-managing
investors and their permitted transferees can demand that the Company register the Founder Shares, the Private Placement Shares, the Private Placement Warrants and underlying securities and any securities issued upon conversion of Working Capital Loans, pursuant to an agreement signed prior the date of the Initial Public Offering. The holders of a majority of these securities are entitled to make up to three demands that the Company register such securities. The holders of a majority of these securities or units issued in payment of working capital loans made to the Company (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders have certain piggy-back registration rights on registration statements filed after the Company’s consummation of a Business Combination.
Underwriting Agreement
The Company granted the Underwriters a
45-day
option to purchase up to 3,000,000 additional Units to cover any over-allotments, at the Initial Public Offering price less the underwriting discounts. On May 22, 2025, simultaneously with the closing of the Initial Public Offering, the underwriters elected to fully exercise the over-allotment option to purchase the additional 3,000,000 Units at a price of $10.00 per Unit.
The Company paid an underwriting discount of $0.20 per Unit sold in the Initial Public Offering, or $4,600,000 in the aggregate, upon the closing of the Initial Public Offering. Additionally the underwriters are entitled to $0.40 per Unit sold in the offering, $9,200,000 in the aggregate, and is payable to the underwriters based on the percentage of funds remaining in the Trust Account after redemptions of public shares, for deferred underwriting commissions to be placed in a Trust Account located in the United States and released to the underwriters only upon the completion of an initial Business Combination.
Service Provider Agreements
The Company has agreed to pay Northland Securities, Inc. (“Northland”) a cash transaction fee (the “Finder Fee”) equal to 1.0% of the consideration (as defined in the agreement) in the event Northland introduces the Company to the target with which the Company completes an initial Business Combination or has substantive discussions with the target on behalf of and at the specific request of the Company with which the Company completes a Business Combination, payable only upon and subject to the closing of the initial Business Combination. At the closing of the initial Business Combination, the Company shall reimburse Northland up to $20,000 for all reasonable out-of-pocket
accountable fees and disbursements incurred by Northland in connection with the performance of its services. As of June 30, 2025, no such expenses have been incurred under the agreement. If we have not consummated an initial Business Combination before December 31, 2026, we may terminate the agreement by providing written notice of such termination to Northland.
The Company has engaged Bishop IR (“Bishop”) as an investor relations advisor in connection with the initial Business Combination for the period from May 19, 2025 through May 1
8
, 2026 with a monthly fee of $8,500, payable only upon and subject to the closing of the initial Business Combination. Either party can terminate the contract at any time upon thirty days prior notice to the other party. Upon completion of initial Business Combination, Bishop would be entitled to a success fee of $100,000 payable only upon and subject to the closing of the initial Business Combination. Bishop shall also be reimbursed for all reasonable expenses and disbursements incurred by Bishop on our behalf, provided that such expenses shall not exceed $300 without our prior co nse
nt. As of June 30, 2025, no expenses have been incurred under this agreement.
Note 6 — Shareholders’ Deficit
Preferred Shares
The Company is authorized to issue 1,000,000 shares of preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of June 30, 2025, there were no preferred shares issued and outstanding.
Class A Ordinary Shares
The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2025, there were 710,000 Class A ordinary shares issued or outstanding, excluding 23,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares
The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. At June 30, 2025, there were 7,880,000 Class B ordinary shares issued and outstanding.
Note 7 — Segment Information
ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s CODM, the Chief Financial Officer, in deciding how to allocate resources and assess performance.
The CODM assesses performance for the single segment and decides how to allocate resources. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

June 30, 2025
Cash	$479,526
Cash and marketable securities held in Trust Account	$232,132,945

	For the Three Months Ended June 30, 2025	For period from October 3, 2024 (Inception) through June 30, 2025
General administrative costs	$95,799	$142,289
Interest earned on cash and marketable securities held in Trust Account	$982,945	982,945
Note 8 — Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The following table presents information about the Company’s assets that are measured
at fair value as of June 30, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2025
Assets:
Cash and marketable securities held in Trust Account	1	$232,132,945

The fair value of the Public Warrants is $3,565,000 or $0.31 per public warrant. The fair value of Public Warrants was determined using Monte Carlo Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the public warrants:

May 22, 2025
Volatility	6.4%
Risk free rate	3.99%
Stock price	$9.845
Weighted term (Yrs)	2.99
The fair value of the 2,400,000 of
interests in founders shares allocated
 to the non-managing members was $4,621,895 or approximately $1.93 per Founder Share and was determined using Monte Carlo Simulation Model. These interest allocations have been classified within shareholders’ deficit and will not require remeasurement after issuance.
The following table presents the quantitative information regarding market assumptions used in the valuation of the interest allocations to the non-managing members:

May 22, 2025
Volatility	6.40%
Risk free rate	4.09%
Stock price	$9.845
Weighted term (Yrs)	1.34
Note 9 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date and through the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to “we”, “us”, “our” or the “Company” are to Armada Acquisition Corp. II, except where the context requires otherwise. The following discussion should be read in conjunction with our unaudited condensed financial statements and related notes thereto included elsewhere in this report.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Unaudited Condensed Financial Statements and the related Notes thereto for the period ended June 30, 2025 contained in this Quarterly Report on Form
10-Q
and the Audited Financial Statements of Armada Acquisition Corp. II as of November 15, 2024 and for the period from October 3, 2024 (date of inception) through November 15, 2024 included in the Company’s Registration Statement on Form
S-1
(File Nos.
333-286110)
filed with the SEC on March 26, 2025, as amended, as well as in conjunction with the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included therein. Forward looking statements in this Form
10-Q
are qualified by the cautionary statement included in this Form
10-Q
under the
sub-heading
“Cautionary Note Regarding Forward-Looking Statements” in the introduction of this Form
10-Q.
Overview
We are a blank check company incorporated on October 3, 2024 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”) that we have not yet selected. We may pursue a Business Combination in any industry or sector. Our sponsor is Armada Sponsor II LLC, a Delaware limited liability company (our “Sponsor”).
Our registration statement for our initial public offering (the “Initial Public Offering”) was declared effective on May 20, 2025. On May 22, 2025, we consummated the Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”), including the issuance of 3,000,000 Units as a result of the underwriters’ exercise of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $230,000,000.
Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of an aggregate of 710,000 units (each, a “Private Placement Unit” and collectively, the “Private Placement Units”), at a price of $10.00 per Private Placement Unit, in a private placement to our Sponsor, Cohen and Company Capital Markets, a division of J.V.B. Financial Group, LLC (“CCM”) and Northland Securities, Inc. (“Northland”), generating gross proceeds to the Company of $7,100,000.
Transaction costs amounted to $14,413,386, consisting of $4,600,000 of cash underwriting fee, $9,200,000 of deferred underwriting fee, and $613,386 of other offering costs.

Upon the closing of the Initial Public Offering and the Private Placement, $231,150,000 of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units were placed in a trust account (“Trust Account”), located in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, or the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under
Rule 2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.
If we are unable to complete a Business Combination within 18 months from the closing of the Initial Public Offering, or November 22, 2026, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.
Commencing on June 24, 2025, the holders of the Units may elect to trade Ordinary Shares and the Warrants comprising the Units separately.
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 3, 2024 (inception) through June 30, 2025 were organizational activities and those necessary to prepare for the Initial Public Offering. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. Subsequent to the Initial Public Offering, we generate non-operating
income in the form of interest income on marketable securities held in the trust account established for the benefit of our public shareholders (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, our initial Business Combination.
For the three months ended June 30, 2025, we had a net income of $887,146, which consisted of interest earned on cash and marketable securities held in Trust Account of $982,945, offset by general and administrative costs of $95,799.
For the period from October 3, 2024 (inception) through June 30, 2025, we had a net income of $840,656, which consisted of interest earned on marketable securities held in Trust Account of $982,945, offset by general and administrative costs of $142,289.
Liquidity and Capital Resources
On May 22, 2025, we consummated the Initial Public Offering of 23,000,000 units at $10.00 per unit, which includes the full exercise of the over-allotment option of 3,000,000 Units, by the Underwriters, generating gross proceeds of $230,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 710,000 private placement units, at a price of $10.00 per private placement unit, generating gross proceeds of $7,100,000.
Following the Initial Public Offering, including the full exercise of the over-allotment option, and the Private Placement, a total of $231,150,000 ($10.05 per Unit) was placed in the Trust Account.
We incurred transaction costs of $14,413,386, which consisted of $4,600,000 of a cash underwriting fee, $9,200,000 of deferred underwriting fees, and $613,386 of other offering costs.
For the period from October 3, 2024 (inception) through June 30, 2025, cash used in operating activities was $282,830. Net income of $840,656 was affected by interest earned on cash and marketable securities held in the Trust Account of $982,945 and an adjustment to accrued offering costs of $5,000, offset by the payment of operating costs through the issuance of Class B ordinary shares of $25,000, payment of formation and operating costs through promissory note – related party of $4,614 and $870, respectively, and payment of operating costs through advances from related parties of $808. Changes in operating assets and liabilities provided $166,833 of cash for operating activities.

As of June 30, 2025, we had cash and marketable securities held in the Trust Account of $232,132,945 (including approximately $982,945 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable, if any), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of June 30, 2025, we had cash of $479,526. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. A portion of such Working Capital Loans may be convertible into private placement units of the post Business Combination entity at the option of the lender. The units would be identical to the private placement units.
We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2025.
Contractual obligations
We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities, other than an agreement to pay the Sponsor $12,000 per month for office space, administrative and support services. These monthly fees will cease upon the completion of the initial Business Combination or the liquidation of the Company.
We granted the Underwriters a
45-day
option to purchase up to 3,000,000 additional Units to cover any over-allotments, at the Initial Public Offering price less the underwriting discounts. On May 22, 2025, simultaneously with the closing of the Initial Public Offering, the underwriters elected to fully exercise the over-allotment option to purchase the additional 3,000,000 Units at a price of $10.00 per Unit.
Additionally, the Underwriters are entitled to $0.40 per Unit sold in the offering, $9,200,000 in the aggregate, and is payable to the Underwriters based on the percentage of funds remaining in the Trust Account after redemptions of public shares, for deferred underwriting commissions to be placed in a Trust Account located in the United States and released to the underwriters only upon the completion of an initial Business Combination.
We have entered into an agreement with an advisor, Northland Securities, Inc. (“Northland”), a cash transaction fee equal to a cash transaction fee equal to 1.0% of the consideration in the event that this advisor introduces the Company to the target with which we complete an initial Business Combination which is payable only upon and subject to the closing of the initial Business Combination. We have also agreed to pay Northland up to $20,000 in reimbursable out-of-pocket expenses (see also Note 5 -
Service Provider Agreements)
.
We have entered into an agreement with an investor relations advisor, Bishop IR (“Bishop”) for the period from May 19, 2025 through May 18, 2026 with a monthly fee of $8,500, payable only upon and subject to the closing of the initial Business Combination. Upon completion of the initial Business Combination, Bishop will be entitled to a success fee of $100,000 payable only upon and subject to the closing of the initial Business Combination. Bishop shall also be reimbursed for all reasonable expenses and disbursements incurred on our behalf provided they do not exceed $300 without our prior consent (see also Note 5 -
Service Provider Agreements)
.
Critical Accounting Estimates
The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could materially differ from those estimates. As of June 30, 2025, we did not have any critical accounting estimates to be disclosed.
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We have adopted ASU 2023-07 on October 3, 2024, the date of our incorporation.
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by
Rule 12b-2 of
the Exchange Act and are not required to provide the information otherwise required under this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2025, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2025 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
We are a smaller reporting company as defined by
Rule 12b-2 of
the Exchange Act and are not required to provide the information otherwise required under this item.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Use of Proceeds
On November 7, 2024, we issued 7,880,000 Founder Shares in exchange for a capital contribution of $25,000. Such securities were issued in connection with the Company’s organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
On May 22, 2025, the Sponsor, Cohen and Northland purchased an aggregate of 710,000 Private Placement Units in a private placement that closed simultaneously with the closing of the Initial Public Offering. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
No underwriting discounts or commissions were paid with respect to such sales.
Use of Proceeds
On May 22, 2025, we consummated the Initial Public Offering of 23,000,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units. The Units sold in the Initial Public Offering were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $230,000,000. Cohen acted as lead book runner and Northland acted as joint book-runner for the Initial Public Offering. The securities in the offering were registered under the Securities Act on Form
S-1
(File Nos.
333-286110).
The registration statement became effective on May 20, 2025.
In connection with the Initial Public Offering, we incurred offering costs of approximately $14.4 million (which consisted of $4,600,000 of a cash underwriting fee, $9,200,000 of deferred underwriting fees, and $613,386 of other offering costs). After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the Initial Business Combination, if consummated) and the Initial Public Offering expenses, $231,150,000 of the net proceeds from our Initial Public Offering and the sale of the Private Placement Units was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Units are held in the Trust Account and invested as described elsewhere in this Quarterly Report on Form
10-Q.
There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in the Company’s final prospectus related to the Initial Public Offering.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
None.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

No.	Description of Exhibit

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2025)

4.1	Warrant Agreement, dated May 20, 2025, between the Company and Continental Stock Transfer and Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2025)

10.1	Private Placement Unit Subscription Agreement, dated May 20, 2025, between the Company and Armada Sponsor II LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2025).

10.2	Private Placement Unit Subscription Agreement, dated May 20, 2025, between the Company and Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2025).

10.3	Private Placement Unit Subscription Agreement, dated May 20, 2025, between the Company and Northland Securities, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2025)

10.4	Investment Management Trust Agreement, dated May 20, 2025, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2025).

10.5	Registration Rights Agreement, dated May 20, 2025, among the Company, the Sponsor and the other Holders (as defined therein) signatory thereto (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2025)

10.6	Administrative Services Agreement, dated May 20, 2025, between the Company and the Sponsor (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2025).

10.7	Letter Agreement, dated May 20, 2025, among the Company, the Sponsor and each of the initial shareholders, directors and officers of the Company (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2025).

10.8	Form of Indemnity Agreement, May 20, 2025, between the Company and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2025).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARMADA ACQUISITION CORP. II

Date: August 11, 2025	By:	/s/ Stephen P. Herbert
	Name:	Stephen P. Herbert
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2025	By:	/s/ Douglas M. Lurio
	Name:	Douglas M. Lurio
	Title:	President
(Principal Accounting and Financial Officer)