Form 10-K
period 2025-09-30
Armada Acquisition Corp. II
filed 2025-12-04
CIK 2044009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number:
001-42661

Armada Acquisition Corp. II
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1815892
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
382 NE 191
st
Street, Suite 52895
Miami,
FL
33179-52895
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code: (215)
543-6886

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A ordinary share one half of one redeemable warrant	XRPNU	The Nasdaq Stock Market LLC

Class A ordinary share, par value $0.0001 per share	XRPN	The Nasdaq Stock Market LLC

Warrants, exercisable for one Class A ordinary share for $11.50 per share	XRPNW	The Nasdaq Stock Market LLC
Securities registered pursuant to section 12(g) of the Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act. ☒

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to
§240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act). Yes ☒ No ☐
As of March 31, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), there was no established public market for the registrant’s shares. Accordingly, there was no market value for the registrant’s common stock on such date.
As of December 1, 2025 there were 23,710,000 shares of Class A Ordinary Shares issued and outstanding, which are comprised of
23,000,000
 Class A Ordinary Shares underlying Units and
710,000
 Class A Ordinary Shares that trade separately, and 7,880,000 Class B Ordinary Shares.
DOCUMENTS INCORPORATED BY REFERENCE
None

ARMADA ACQUISITION CORP. II

FORM 10-K

-i-

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “could”, “would”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “continue”, or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing of such business combinations, and related matters, as well as all other statements other than statements of historical fact included in this Annual Report. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. Forward-looking statements in this Form 10-K may include, for example, statements about:

•	our ability to complete our initial business combination, including the Business Combination;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•

our executive officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain the required funds to complete our offering and working capital expenses;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses, including their industry and geographic location;

•	the ability of our executive officers and directors to generate a number of potential investment opportunities;

•	failure to list or delisting of our securities from Nasdaq or an inability to have our securities listed on Nasdaq following a business combination;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities; or

•	our financial performance following our initial business combination, including the Business Combination.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

•	our being a company with no operating history and no revenues;

-ii-

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	target businesses, including the location and industry of such target businesses;

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the availability to us of funds from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties;

•	our financial performance following our initial business combination, including the Business Combination;

•	risks and uncertainties related to companies in the FinTech, Software-as-a-Service (“SaaS”), and Artificial Intelligence (“AI”) industries; or

•	the other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Form 10-K.

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

-iii-

The forward-looking statements contained in this Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this Annual Report on Form 10-K for the year ended September 30, 2025 (this “Form 10-K”), or the context otherwise requires, references to:

•	“Amended and Restated Memorandum and Articles of Association” refer to the amended and restated memorandum and articles of association of the Company;

•	“Armada”, “Company”, “us”, and “we” mean Armada Acquisition Corp. II.

•

“Class A Shares” means, prior to the Domestication, the Class A ordinary shares, par value $0.0001 per share, of Armada and after the Domestication, the shares of Class A common share, par value $0.0001 per share, of Armada Delaware.

•

“Class B Shares” means, prior to the Domestication, the Class B ordinary shares, par value $0.0001 per share, of Armada and after the Domestication, the shares of Class B common share, par value $0.0001 per share, of Armada Delaware.

•	“Common Shares” means, collectively, the Class A Shares and the Class B Shares.

•	“Armada Delaware” means Armada immediately following the Domestication and prior to the Closing.

•	“Armada Merger” means the merger of Armada with and into Armada Merger Sub, with Armada continuing as the surviving company in accordance with the provisions of the DGCL.

•	“Business Combination” means, collectively, the Mergers and the other transactions contemplated by the Business Combination Agreement.

•	“Business Combination Agreement” means the Business Combination Agreement, dated as of October 19, 2025, by and among Pathfinder, Ripple, Pathfinder Merger Sub, Armada Merger Sub and Armada.

•

“Combination Period” means the period of time: (a) commencing on, and including, the closing date of the Initial Public Offering (being May 22, 2025); and (b) ending on the date that is eighteen (18) months after the closing date of the Initial Public Offering, or such earlier date as our Board may approve in accordance with our charter or such later date as our shareholders may approve in accordance with our charter.

•

“Company Merger Effective Time” means the time on the date of Closing when the certificate to be filed with the Delaware Secretary of State to certify the Company Merger (the “Company Certificate of Merger”) has been duly accepted for filing by the Delaware Secretary of State in accordance with the DLLCA (or such other time as specified in the Company Certificate of Merger).

-iv-

•	“Closing” means the closing of the transactions contemplated by the Business Combination Agreement.

•	“DGCL” means the General Corporation Law of the State of Delaware.

•

“Domestication” means the change in corporate structure and domicile of Armada by transfer by way of continuation of Armada from an exempted company incorporated in accordance with the laws of the Cayman Islands to a corporation incorporated under the laws of the State of Delaware. The term “Domestication” includes all matters and necessary or ancillary changes in order to effect such domestication, including the adoption of the proposed certificate of consistent with the DGCL and changing the name of the registered agent and the address of the registered office of Armada.

•	“Final Prospectus” means the final prospectus to our registration statement on Form S-1 filed with the U.S. Securities and Exchange Commission on May 15, 2025.

•

“Initial Public Offering” means the initial public offering of the Units, pursuant to the registration statement on Form S-1, which was declared effective by the SEC on May 20, 2025 (SEC File No. 333-286110), whereby we completed the offer and sale of 23,000,000 Units on May 22, 2025.

•	“Investment Company Act” means the Investment Company Act of 1940, as amended.

•	“Management” or our “Management Team” means our directors and executive officers.

•	“Mergers” means the Armada Merger and the Pathfinder Merger

•	“Original Sponsor” means Armada Sponsor II, LLC.

•	“Pathfinder” means Pathfinder Digital Assets LLC, a Delaware limited liability Company.

•	“Pathfinder Merger” means the merger of Pathfinder Merger Sub with and into Pathfinder, with Pathfinder continuing as the surviving company.

•	“Pathfinder Merger Sub” means Evernorth Company Merger Sub LLC, a Delaware limited liability company and a wholly owned subsidiary of PubCo

•

“Private Warrants” means the aggregate of 355,000 warrants, each exercisable for one Class A Share at $11.50 per share, purchased by the New Sponsor and the underwriters in the Initial Public Offering.

•	“PubCo” means Evernorth Holdings Inc., a Nevada corporation.

•	“Purchase Agreement” means the Sponsor Securities Purchase Agreement with the New Sponsor and the Original Sponsor.

•	“Ripple” means Ripple Labs Inc., a Delaware corporation.

•	“SPAC Merger Sub” means Evernorth Corporate Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of PubCo.

-v-

•	“New Sponsor” refer to Arrington XRP Capital Fund, LP, a company affiliated with our executive officers and directors.

•	“Transactions” means, collectively, the Mergers and the other transactions contemplated by the Business Combination Agreement and the Ancillary Agreements.

•	“Units” means the 23,000,000 units offered and sold in the Initial Public Offering.

•	“Warrants” means our redeemable warrants, which include the public warrants as well as the private placement warrants.

-vi-

PART I

ITEM 1. BUSINESS

We are a blank check company or special purpose acquisition company, incorporated on October 3, 2024 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses, which we refer to as our initial business combination throughout this Annual Report on Form 10-K. We disclosed in our Final Prospectus that while we may pursue an initial business combination target in any business or industry, we intended to concentrate our efforts identifying businesses in the FinTech, SaaS and AI industries.

We believe the creation, delivery and servicing of financial payment products and related services for consumers and businesses is undergoing continuous evolution, which will further and dramatically develop in the years ahead. Amid an increased level of sophistication in financial technology and services, we believe that there are many potential targets within the financial technology industry that could become attractive public companies, and that many other potential targets will continue to emerge. We believe that these potential targets exhibit a diverse range of business models and growth characteristics, ranging from high-growth companies to established firms with stable revenues and strong cash flow. In addition, these businesses tend to have above-industry growth rates and would greatly benefit from access to public market capital and management’s extensive operational experience in both public and private companies. We believe our Management Team is well-positioned to capitalize on these trends and to identify, acquire, and manage a business in the financial technologies industry that can benefit from their operational, strategic, managerial and transaction experience, as well as their differentiated networks.

We are not, however, required to complete our initial business combination with a financial technologies business and, as a result, we may pursue a business combination outside of that industry. We will seek to acquire established businesses that we believe are fundamentally sound but potentially in need of financial, operational, strategic or managerial redirection to maximize value. We may also look at earlier stage companies that exhibit the potential to change the industries in which they participate and which will offer the potential of sustained high levels of revenue and earnings growth.

Background and Business Combination Agreement

On May 22, 2025, we completed our Initial Public Offering of the Units, each comprising one Class A Share and one-half of one whole warrant to purchase one Class A Share (“Armada Public Warrants”), generating gross proceeds of $230,000,000. Simultaneously with the closing of the Initial Public Offering, we completed the private placement (the “Private Placement”) of 710,000 private placement units (each, a “Private Placement Unit” and collectively, the “Private Placement Units”), each unit consisting of one Class A Share and one-half of one whole warrant to purchase one Class A Share, generating gross proceeds of $7,100,000. Following the closing of the Initial Public Offering, a total of $231,150,000 of the net proceeds (including the Underwriter’s deferred discount of up to $4,600,000) was placed in a trust account (the “Trust Account”), composed of the net proceeds from the Initial Public Offering and a portion of the proceeds from the private placement. As of September 30, 2025, the Trust Account balance was approximately $234.6 million.

Since the Initial Public Offering, our activity has been limited to efforts toward locating and completing a suitable business combination. On August 12, 2025, we entered into the Purchase Agreement with the New Sponsor and the Original Sponsor, pursuant to which the Original Sponsor agreed to sell to the New Sponsor, and the New Sponsor agreed to purchase from the Original Sponsor, an aggregate of 7,880,000 Class B Shares (the “Founder Shares”), 400,000 Class A Shares, and 200,000 Private Warrants for an aggregate purchase price of $6,600,000 (such transaction, the “New Sponsor Purchase”) and the New Sponsor received a limited, revocable license to our branding for a period of time that expires not later than November 22, 2026, subject to terms and conditions therein. On August 28, 2025, the New Sponsor Purchase was completed pursuant to the terms of the Purchase Agreement, and following the closing of this transaction, the New Sponsor owns all of our equity interests held by the Original Sponsor, including 100% of the Class B Shares and has the power to appoint all members of our board of directors (our “Board”).

On October 19, 2025, we entered into the Business Combination Agreement with (a) PubCo, (b) Armada Merger Sub, (c) Pathfinder, (d) Pathfinder Merger Sub, and (e) Ripple.

The Business Combination Agreement provides that, among other things, following the Domestication and upon the Closing and upon the terms and subject to the conditions set forth therein, among other things, (i) Armada Delaware will merge with and into Armada Merger Sub, with Armada Delaware continuing as the surviving company of the Armada Merger, and (ii) at least two hours after the Armada Merger, Pathfinder Merger Sub will merge with and into Pathfinder, with Pathfinder continuing as the surviving company of the Pathfinder Merger. As a result of the Mergers and the other transactions contemplated by the Business Combination Agreement, PubCo will become a publicly traded company, all upon the terms and subject to the conditions set forth in the Business Combination Agreement and in accordance with applicable law.

In connection with the Closing, PubCo will have authorized three classes of PubCo common stock with different voting and economic rights. The Class A common stock, par value $0.001 per share, of PubCo (“Pubco Class A Common Stock”) will be entitled to economic rights, including the right to receive distributions in proportion to the number of shares held, and will be listed for trading on Nasdaq or another national securities exchange. Each share of PubCo Class A Common Stock will be entitled to one vote per share. Shares of Class B common stock, par value $0.001 per share, of PubCo (the “Pubco Class B Common Stock”) will be entitled to one vote per share but will not have any economic rights and will not be listed for trading or transferable unless a corresponding number of units of the Company Surviving Subsidiary are transferred to the same person. However, no shares of Pubco Class B Common Stock are expected to be issued or outstanding immediately following the Closing. Shares of Class C common stock, par value $0.001 per share, of PubCo will be entitled to economic rights, including the right to receive distributions in proportion to the number of shares held, but will have no voting rights except as required by the Nevada Revised Statutes and will not be listed for trading or transferable, and will be convertible into Pubco Class A Common Stock at the election of the holder from time to time.

The Business Combination Agreement and related agreements are further described in the Form 8-K filed by the Company on October 20, 2025.

Other than as specifically discussed, this Form 10-K does not assume the closing of the Business Combination.

Our Management Team

Our Management Team, led by our Chief Executive Officer, Taryn Naidu, and our Chairman, J. Michael Arrington, has significant operational experience working as executives and advisors in the financial technologies industry, particularly in the web3 and decentralized finance space. Our Management Team consists of seasoned leaders that have years of experience identifying and capitalizing on emerging technological and secular trends across the financial technologies industry, building and scaling high growth companies, investing across a broad range of industries and technologies, a history of value creation in C-level operating roles in public companies, and delivering operational strategies designed to improve businesses over the long-term. Our Management Team is experienced in a variety of delivery models, including direct-to-consumer and business-to-business services as well as scalable networks, consumer engagement services, open platform technologies and robust ecosystems. Our Management Team is also well-versed in the regulatory and quasi-regulatory landscape that directly and indirectly impacts the financial technologies industry.

We believe that our Management Team’s extensive relationships across the financial technologies industries, comprehensive operating experience building leading companies, transaction experience in acquiring and integrating businesses and focus on partnering with management teams to share our industry knowledge and network of long-standing industry relationships will enable us to consummate a business combination and facilitate innovative operational improvements and potential additional acquisitions post-close. Our collective experience in addressing complex situations across consumer- and business-facing business models involving a variety of revenue models and constituents, and developing creative solutions forms the foundation of our competitive advantage.

Notwithstanding the foregoing, the past performance of our Management Team is not a guarantee of either: (i) success with respect to any business combination we may consummate; or (ii) success with respect to any business combination we may consummate. No member of our Management Team has had management experience with any special purpose acquisition company in the past. You should not rely on the historical record of our Management Team’s performance as indicative of future performance.

Market Opportunity

Our acquisition targets may span a wide spectrum of business models and financial performance, from rapidly growing startups to established companies with stable revenues and cash flow. While we remain open to opportunities in all sectors, we believe that the Fintech, Software-as-a-Service, and AI industries (our “Target Industries”) offer the most promising potential for acquisitions due to their strong growth and strategic alignment with our business goals. The key drivers and sectors within these industries include:

•

Fintech: The global fintech industry continues to experience rapid innovation and growth, driven by the adoption of cutting-edge technologies and enhanced security measures. McKinsey’s research shows that revenues in the fintech industry are expected to grow almost three times faster than those in the traditional banking sector between 2023 and 2028(1). We believe Fintech has transformed specific segments of the financial services industry through their innovative, customer-focused offerings and collaborative partnerships, which enable the market to endure even in disruptive times. According to an estimate by Fortune Business Insights, the global fintech market was valued at $295 billion in 2023, and is projected to be worth $340 billion in 2024 and reach $1,152 billion by 2032, exhibiting a CAGR of 16.5% during 2024 and 2032(2).

•

Software-as-a-Service: The global Software-as-a-Service industry is witnessing unprecedented growth and transformation, and the consistent profitability as well as the solid fundamentals of SaaS companies have made them a popular investment choice for both public and private markets. Major value-added traits of the SaaS market include cost-effectiveness and affordability, scalability and flexibility, ease of implementation and maintenance, accessibility and collaboration. Serval factors can be attributed to the notable growth in the SaaS market, such as rise in adoption of public & hybrid cloud-based solutions, integration with other tools, and centralized data-driven analytics. In addition, key players creating business strategies through partnerships and collaborations for business development will create ample market growth opportunities. According to an estimate by Fortune Business Insights, the global AI market size was valued at $274 billion in 2023, and is projected to growth from $318 billion in 2024 to $1,229 billion by 2032, exhibiting a CAGR of 18.4% during the projection period (3).

•

Artificial Intelligence: During the past decade, the public has witnessed the rapid development of AI. With significant improvements in computing power and data accessibility, increasingly complex AI algorithms and models are being integrated into corporations’ daily practices, aiming to help companies with improving their operations and achieving business milestones. Meanwhile, AI has also penetrated the general public’s everyday life, from the tech powering smartphones to autonomous-driving features on cars to the tools that enable interaction between retailers and consumers. According to an estimate by Fortune Business Insights, the global AI market size was valued at $515 billion in 2023, and is projected to grow from $621 billion in 2024 to $2,740 billion by 2032, growing at a CAGR of 20.4% during the forecast period (4).

We believe that our Management’s extensive experience and demonstrated success in operating and advising businesses in these industries provides us with a unique set of capabilities that will be utilized in generating shareholder returns.

We will seek to acquire established businesses that we believe are fundamentally sound but potentially in need of financial, operational, strategic or managerial improvements to maximize value. We will also look at earlier stage companies that exhibit the potential to change the industries in which they participate and which offer the potential of sustained high levels of revenue growth. Consistent with our industry focus, we intend to target businesses that have strong management teams, demonstrated organic growth, and differentiated products or services.

We believe that the wide networks of our Management Team will deliver access to a broad spectrum of opportunities. In addition to any potential business candidates we may identify on our own, we anticipate that other target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds, law firms, accounting firms, and large business enterprises seeking to divest non-core assets or divisions.

The members of our Management Team will communicate with their networks of relationships to articulate the parameters for our search for a target company and a potential business combination and begin the process of pursuing and reviewing potential opportunities.

(1) Mckinsey & Company, Fintechs: A new paradigm of growth, October 24, 2023

(2) Fortune Business Insights, FinTech Market Overview with Size, Share, Value, October 14, 2024

(3) Fortune Business Insights, SaaS as a Service (SaaS) Market Size, October 14, 2024

(4) Fortune Business Insights, Artificial Intelligence (AI) Market Size, Share, Trends, October 14, 2024

Business Combination Criteria

Consistent with our business strategy, we have identified the following general criteria that we believe are important in evaluating prospective target businesses. We will use these criteria in evaluating initial business combination opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria. We expect that no individual criterion will entirely determine a decision to pursue a particular opportunity. We intend to seek a business combination with a business that we believe:

•	Is fundamentally sound and can unlock and enhance shareholder value through a combination with us, thereby offering attractive risk-adjusted returns for our shareholders;

•

Is at an inflection point, such as requiring additional management expertise, and able to accelerate growth and financial performance through differentiated business models and the addition of our operational, financial, transactional and legal expertise and networks;

•	Is in need of a flexible, creative or opportunistic structure where we can deliver additional value;

•	Has a strong, experienced management team, or provides a platform to assemble an effective management team with a track record of driving growth and profitability;

•	Can benefit from being a publicly traded company, with access to broader capital markets, to achieve the business’ growth strategy;

•	Is poised to grow both organically through the application of technology, as well as inorganically, through bolt-on or transformational acquisitions;

•	Has a leading or niche market position and demonstrates advantages when compared to competitors, which may help to create barriers to entry against new competitors;

•	Exhibits unrecognized value or other characteristics that we believe can be enhanced based on our analysis and due diligence review; and

•	Has a strong, experienced management team with a proven track record of driving revenue growth, enhancing profitability and creating value for their shareholders.

We anticipate offering the following benefits to our business combination partner:

•	Partnership with our Management Team members who have extensive and proven experience in operating, leading, advising and investing in market-leading financial services and FinTech companies;

•	Access to our deep and broad networks, insights and operational, financial, transactional, and legal and regulatory expertise;

•	Increased company profile and improved credibility with investors, customers, suppliers and other key stakeholders;

•	Higher level of engagement with core, relevant, fundamental investors as anchor shareholders than what a traditional initial public offering book-building process offers;

•	Lower risk and expedited path to a public listing with flexible structuring;

•	Infusion of cash and ongoing access to public capital markets;

•	Listed public currency for future acquisitions and growth;

•	Ability for Management Team to retain control and focus on growing the business; and

•	Opportunity to motivate and retain employees using share-based compensation.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general criteria as well as other considerations and factors that our Management Team and advisors may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this Form 10-K, would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

Members of our Management Team directly or indirectly own Common Shares and/or private shares and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

On October 20, 2025, we announced that we entered into the Business Combination Agreement. Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination.

Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of our Initial Public Offering and the sale of the Private Placement Units. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses. Our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial business combination. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria.

Effecting a Business Combination

Competition

In identifying, evaluating and selecting a target business, we encountered, and may continue to encounter, intense competition from other entities having a business objective similar to ours, including other blank check companies.

Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of our Initial Public Offering and the sale of the Private Placement Units, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

•	our obligation to seek shareholder approval of a business combination or engage in a tender offer may delay the completion of a transaction;

•	our obligation to redeem or repurchase shares of common share held by our public shareholders may reduce the resources available to us for a business combination; and

•	our outstanding warrants, and the potential future dilution they represent.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our Management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Corporate Information

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates equals or exceeds $700 million as of the end of that fiscal year’s second fiscal quarter, and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

We currently maintain our principal executive offices at 382 NE 191st St., Suite 602, Miami, FL 33179-3899. The New Sponsor pays the cost for this space without reimbursement. We consider our current office space adequate for our current operations.

Employees

We have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once a suitable target business to acquire has been located, Management may spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full-time employees prior to the consummation of a business combination.

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Summary of Risk Factors

Such risks include, but are not limited to:

•

The consummation of the Transactions is subject to a number of conditions and if those conditions are not satisfied or waived, the Business Combination Agreement may be terminated in accordance with its terms and the Transactions may not be completed.

•

The Business Combination Agreement contains provisions that limit us from seeking an alternative business combination. If the Transactions are not completed, those restrictions may make it harder for us to complete an alternate business combination before the end of the Combination Period.

•

Our public shareholders may not be afforded an opportunity to vote on our proposed Business Combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

•

If we seek shareholder approval of our initial business combination, our New Sponsor, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

•

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

•

The requirement that we complete our initial business combination within the 18 months, as the case may be, from the closing of our Initial Public Offering may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

•

If the net proceeds of our Initial Public Offering and the sale of the private placement units not being held in the Trust Account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search, to pay our taxes and to complete our initial business combination.

•

If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase shares or warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our ordinary shares or public warrants.

•

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

•

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

•	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•	You will not be entitled to protections normally afforded to investors of many other blank check companies.

•

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.20 per share as of September 30, 2025, or less in certain circumstances, on our redemption, and our warrants will expire worthless.

•

If the net proceeds of our Initial Public Offering not being held in the Trust Account are insufficient to allow us to operate for at least 18 months following the closing of our Initial Public Offering, we may be unable to complete our initial business combination.

•

The grant of registration rights to our initial holders and holders of placement units may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A Shares.

•	Past performance by our management team and their affiliates may not be indicative of future performance of an investment in us.

•	We may seek acquisition opportunities in industries or sectors that may be outside of our management’s areas of expertise.

•

We are not required to obtain an opinion from an independent entity that commonly renders valuation opinions, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

•	We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.

•

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

•	Conditions exist that raise substantial doubt about our ability to continue as a going concern if we do not complete an initial business combination within the Combination Period.

•	We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our shareholders do not agree.

•

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

RISK FACTORS

Risks Related to the Transactions

The consummation of the Transactions is subject to a number of conditions and if those conditions are not satisfied or waived, the Business Combination Agreement may be terminated in accordance with its terms and the Transactions may not be completed.

The consummation of the Transactions is conditioned upon the satisfaction or written waiver (where permissible) by the parties to the Business Combination Agreement of certain customary closing conditions, including the approval of the Business Combination Agreement by the shareholders of Pubco. These conditions to the Closing of the Transactions may not be fulfilled in a timely manner or at all, and, accordingly, the Transactions may not be completed or be delayed pending later satisfaction or waiver, and such delay may cause us or Pubco to each lose some or all of the intended benefits of the proposed Transactions. In addition, the parties can mutually decide to terminate the Business Combination Agreement at any time, before or after the approval of the Business Combination Agreement and other matters requiring approval by the shareholders of Pubco (the “Shareholder Approval Matters”).

The Business Combination Agreement contains provisions that limit Pubco from seeking an alternative business combination. If the Transactions are not completed, those restrictions may make it harder for Pubco to complete an alternate business combination before the end of the Combination Period.

While the Business Combination Agreement is in effect, neither we nor Pubco may solicit, assist, facilitate the making, submission or announcement of, or intentionally encourage any means any inquiry, proposal or offer, or any indication of interest in making an offer or proposal, from any person or group at any time relating to an alternative transaction (“Acquisition Proposal”), such as a merger, material sale of assets or equity interests or other business combination, with any third party, even though any such Acquisition Proposal could be more favorable to our shareholders than the Transactions. Further, if Pubco holds and conclude the extraordinary general meeting of our shareholders but the approval of the Shareholder Approval Matters are not obtained, the parties may terminate the Business Combination Agreement. If the Business Combination Agreement is terminated and our Board seeks another business combination, these provisions will make it more difficult for us to complete an alternative business combination by the end of the Combination Period following the termination of the Business Combination Agreement due to the passage of time during which these provisions have remained in effect. There can be no assurance that we will be able to find another acquisition target that would consummate a business combination or that such other business combination will be completed prior to the end of the Combination Period.

The value of the Class B Shares following completion of the Transactions are likely to be substantially higher than the nominal price paid for them, even if the trading price of shares of Pubco Class A Common Stock at such time is substantially less than $10.00 per share, which may create an economic incentive for our management team to pursue and consummate the Transactions which differs from the public shareholders.

The New Sponsor currently owns 400,000 Class A Shares and 7,880,000 Class B Shares. The New Sponsor also currently owns 200,000 Private Warrants. Such Class A Shares, Class B Shares and Private Warrants were purchased for $6,600,000.00 in the aggregate, composed of the $2,600,000.00 purchase price for the 7,880,000 Class B Shares (or approximately $0.33 per share) and the $4,000,000.00 purchase price, collectively, for the 400,000 Class A Shares and 200,000 Private Warrants (or $10.00 per unit of one Class A Share and one-half Private Warrant). Assuming a trading price of $10.00 per share upon completion of the Transactions, the 7,880,000 Class B Shares would have an aggregate implied value of $78,800,000.00, the 400,000 Class A Shares would have an aggregate implied value of $4,000,000.00 and the 200,000 Private Warrants would be worthless. Even if the trading price after Closing of shares of Pubco Class A Common Stock were to be as low as approximately $0.08 per share, the value of the Class B Shares, Class A Shares and Private Warrants would be equal to the New Sponsor’s initial investment of $6,600,000.00 (without accounting for the forfeiture of any Class A Shares, Class B Shares or Private Warrants pursuant to the Sponsor Support Agreement).

In addition, the New Sponsor agreed to, immediately prior to the Company Merger Effective Time, forfeit 120,000 Class A Shares, 2,364,000 Class B Shares and 60,000 Private Warrants. After the New Sponsor’s remaining Class B Shares are automatically converted to Class A Shares immediately prior to the SPAC Merger Effective Time, New Sponsor’s remaining Class A Shares will automatically convert into Pubco Class A Common Stock and its remaining Private Warrants into Pubco warrants at the SPAC Merger Effective Time. Accordingly, following the Closing, the New Sponsor will hold no more than 5,796,000 shares of Pubco Class A Common Stock and 140,000 Pubco warrants from the exchange of its membership interests in the SPAC. As a result, if the Transactions are completed and the New Sponsor forfeits the minimum number of shares of Pubco Class A Common Stock, the New Sponsor is likely to be able to recoup its investment in us and make a substantial profit on that investment even if our public lose significant value. Accordingly, the New Sponsor, and our directors and officers who have an economic interest in the New Sponsor, may have an economic incentive that differs from that of our public shareholders to pursue and consummate an initial business combination, including the Transactions, rather than to liquidate and to return all of the cash in the Trust Account to the public shareholders, even if that business combination were with a riskier or less-established target business. This may have influenced our management team’s motivation in identifying and selecting our acquisition target and seeking to consummate the Transactions. For the foregoing reasons, public shareholders should consider our management team’s financial incentive to complete the Business Combination when evaluating whether to elect to have their public shares redeemed in connection with the consummation of the Business Combination.

In addition to the compensation to be received by the New Sponsor and its affiliates referred to above, RippleWorks Inc., a Delaware nonprofit nonstock corporation (“Rippleworks”) made an investment in the New Sponsor of $500,000 in cash and 211,319,096.061435 XRP tokens (the token portion of such investment, the “RippleWorks Token Investment” and together with the cash investment, the “RippleWorks Investment”), which is subject to the New Sponsor’s obligation to invest all of the RippleWorks Token Investment in shares of Pubco pursuant to the Series C Subscription Agreement. RippleWorks may withdraw the RippleWorks Investment if the Business Combination is not consummated. The New Sponsor will receive a customary annual management fee in connection with its management of the RippleWorks Investment. RippleWorks is a limited partner in the New Sponsor and, prior to the RippleWorks Investment held, and after the execution of the Business Combination Agreement holds, a majority of the limited partner interests in the New Sponsor. Prior to the RippleWorks Investment, RippleWorks was entitled to only customary limited partner information and approval rights in the New Sponsor. In connection with the RippleWorks Investment, the New Sponsor and RippleWorks entered into a letter agreement dated October 17, 2025 pursuant to which New Sponsor agreed to consult with RippleWorks on any decisions directly related to the disposition or voting of Pubco shares purchased under the Series C Subscription Agreement and to vote such shares as directed by RippleWorks. Chris Larsen, co-founder and Executive Chairman of Ripple, is also a co-founder and member of the board of directors of RippleWorks.

Recent developments in the digital asset economy have led to extreme volatility and disruption in digital asset markets, a loss of confidence in participants of the digital asset ecosystem, significant negative publicity surrounding digital assets broadly and market-wide declines in liquidity.

Beginning in the fourth quarter of 2021, and continuing throughout 2022 and 2023, digital asset prices fell precipitously. This has led to volatility and disruption in the digital asset markets and financial difficulties for several prominent industry participants, including digital asset trading platforms, hedge funds and lending platforms. For example, in the first half of 2022, digital asset lenders Celsius Network LLC and Voyager Digital Ltd. and digital asset hedge fund Three Arrows Capital each declared bankruptcy, and the stablecoin TerraUSD collapsed. These events caused a loss of confidence in participants in the digital asset ecosystem, negative publicity surrounding digital assets more broadly, and market-wide declines in digital asset trading prices and liquidity.

The collapse of TerraUSD and the bankruptcy filings of FTX, Celsius, Voyager and BlockFi have resulted in calls for heightened scrutiny and regulation of the digital asset industry, with a specific focus on digital asset trading platforms, and custodians. Federal and state legislatures and regulatory agencies are expected to introduce and enact new laws and regulations to regulate digital asset intermediaries, such as digital asset trading platforms and custodians. The U.S. regulatory regime—Board of Governors of the Federal Reserve, the U.S. Congress and certain U.S. agencies (e.g., the SEC, the CFTC, the Financial Crimes Enforcement Network (“FinCEN”), the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation and the Federal Bureau of Investigation) as well as the White House—have issued reports and releases concerning digital assets, including XRP and digital asset markets. However, the extent and content of any forthcoming laws and regulations are not yet ascertainable with certainty and may not be ascertainable in the near future. It is possible that new laws and increased regulation and regulatory scrutiny may require Pubco to comply with certain regulatory regimes or devote increased time and attention to regulatory matters, which could result in new costs for Pubco. New laws, regulations and regulatory actions could significantly restrict or eliminate the market for, or uses of, digital assets including XRP, which could have a negative effect on the price of XRP, which in turn would have a negative effect on the value of the Pubco Class A Common Stock. These events are continuing to develop at a rapid pace and it is not possible to predict at this time all of the risks that they may pose to Pubco or to the digital asset industry as a whole.

Continued disruption and instability in the digital asset markets as these events develop, including further declines in the trading prices and liquidity of XRP, could have a material adverse effect on the value of the Pubco Class A Common Stock, and the Pubco Class A Common Stock could lose all or substantially all of their value.

Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business

Combination and Post-Business Combination Risks

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

We may not hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable Cayman Islands law or the rules of Nasdaq or if we decide to hold a shareholder vote for business or other reasons. Examples of transactions that would not ordinarily require shareholder approval include asset acquisitions and share purchases, while transactions such as a statutory merger or consolidation with our company or transactions where we issue more than 20% of our outstanding shares would require shareholder approval. For instance, the Nasdaq rules currently allow us to engage in a tender offer in lieu of a general meeting but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek shareholder approval of such business combination. Except as required by law or Nasdaq rules, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the issued and outstanding ordinary shares do not approve of the business combination we consummate.

If we seek shareholder approval of our initial business combination, our New Sponsor, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our New Sponsor, officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote any founder shares and/or placement shares held by them, as well as any public shares purchased during or after our Initial Public Offering, in favor of our initial business combination. We expect that our New Sponsor and its permitted transferees will own approximately 25% of our issued and outstanding ordinary shares at the time of any such shareholder vote. As a result, in addition to the founder shares and private placement shares held by our sponsor, we would need only 7,205,001or approximately 31.3%, of the 23,000,000 public shares sold in our Initial Public Offering to be voted in favor of a transaction (assuming all outstanding shares are voted and the parties to the letter agreement do not acquire any Armada Class A Shares). Assuming that only the holders of one-third of our issued and outstanding ordinary shares, representing a quorum under our amended and restated memorandum and articles of association, vote their shares at a general meeting of the company, we will not need any public shares in addition to our founder shares and placement shares to be voted in favor of an initial business combination in order to approve an initial business combination. Accordingly, if we seek shareholder approval of our initial business combination, it is more likely that the necessary shareholder approval will be received than would be the case if such persons agreed to vote their founder shares in accordance with the majority of the votes cast by our public shareholders.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since our Board may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, if we do not seek shareholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay the deferred underwriting commissions.

We do not have a minimum net tangible asset requirement.

Our amended and restated memorandum and articles of association does not contain a minimum net tangible asset requirement. Such a requirement can serve to ensure that our securities are not determined to be “penny stock” under Rule 3a-51 of the Exchange Act. Whether or not our amended and restated memorandum and articles of association contains a net tangible assets requirement, if our securities are deemed to be “penny stock,” we will become subject to Rule 419 of the Securities Act. In the event that our securities are delisted from Nasdaq, our securities could be determined to be “penny stock” under Rule 3a-51 of the Exchange Act and we would be required to comply with the requirements of Rule 419 of the Securities Act. Being subject to the requirements of Rule 419 would make us less attractive to potential business combination targets and thereby adversely affect our ability to complete an initial business combination. See — “You will not be entitled to protections normally afforded to investors of many other blank check companies”, “Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions”, “The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target”, and “The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.”

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Consequently, if accepting all properly submitted redemption requests would cause our net worth or minimum cash to be less than required by the prospective target either immediately prior to or upon completion of our initial business combination, we may determine not to proceed with such redemption and the related business combination and may instead search for an alternate business combination, or we may raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following consummation of our Initial Public Offering, in order to, among other reasons, satisfy such net worth or minimum cash requirements. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the

Trust Account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provisions of the Class B Shares result in the issuance of Class A Shares on a greater than one-to-one basis upon conversion of the Class B Shares at the time of the initial business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 18 months from the closing of our Initial Public Offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the end of the prescribed timeframe. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

If the net proceeds of our Initial Public Offering and the sale of the private placement units not being held in the Trust Account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our New Sponsor or management team to fund our search, to pay our taxes and to complete our initial business combination.

Of the net proceeds of our Initial Public Offering and the sale of the private placement units, only approximately $750,000 was initially available to us outside the Trust Account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our New Sponsor, members of our management team or any of their affiliates to operate or may be forced to liquidate. Neither our New Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In such case, our public shareholders may only receive $10.20 per share as of September 30, 2025, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.20 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.05 per share initially held in the Trust Account” and other risk factors herein.

The outbreak of infectious diseases, endemics, pandemics and other public health crises and the impact on businesses and debt and equity markets could have a material adverse effect on our search for an initial business combination, and any target business with which we ultimately consummate an initial business combination.

A significant outbreak of the COVID-19 and other infectious diseases, including the resurgence or variants thereof, could result in a widespread health crisis that could adversely affect economies and financial markets worldwide, business operations and the conduct of commerce generally and could have a material adverse effect on the business of any potential target business with which we complete a business combination. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 or other public health crises restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner or even to conduct requisite due diligence. In addition, countries or supranational organizations in our target markets may develop and implement legislation that makes it more difficult or impossible for entities outside such countries or target markets to acquire or otherwise invest in companies or businesses deemed essential or otherwise vital. The extent to which COVID-19 or other public health crises impact our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity and new variants of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. While vaccines for COVID-19 have been developed, there is no guarantee that such vaccines will be durable. The treatment or vaccine for COVID-19 and any potentially emerging variants may be ineffective or underutilized. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other public health events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Finally, the outbreak of COVID-19 or the emergence of new or other public health crises may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

We may not be able to complete our initial business combination within the prescribed timeframe, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may only receive $10.20 per share as of September 30, 2025, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our amended and restated memorandum and articles of association provides that we must complete our initial business combination within 18 months from the closing of our Initial Public Offering. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, geopolitical instability emanating from the ongoing conflict between Russia and the Ukraine as well as tensions in the Middle East could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, geopolitical stability may negatively impact businesses we may seek to acquire.

If we have not completed our initial business combination within such time period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter (and subject to lawfully available funds therefor), redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may receive only $10.20 per share as of September 30, 2025, or less than $10.20 per share, on the redemption of their shares, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.05 per share initially held in the Trust Account” and other risk factors herein.

If we are unable to complete an initial business combination within the 18 month period, we may seek an amendment to our amended and restated memorandum and articles of association to extend the period of time we have to complete an initial business combination beyond 18 months. Amending our memorandum and articles of association will require a special resolution of our shareholders as a matter of Cayman Islands law, meaning that such an amendment be approved by the affirmative vote of at least two-thirds (2/3) of the votes cast by such shareholders who, being present and entitled to vote, attend and vote at a general meeting of the company. If we seek shareholder approval to extend the initial 18 month period, in which to complete an initial business combination to a later date, we will offer our public shareholders the right to have their public ordinary shares redeemed for a pro rata share of the aggregate amount then on deposit in the Trust Account.

If we seek shareholder approval of our initial business combination, our New Sponsor, directors, executive officers, advisors and their affiliates may elect to purchase shares or warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our ordinary shares or public warrants.

At any time prior to the general meeting to approve our initial business combination, during a period when they are not then aware of any material nonpublic information regarding the company or its securities, the New Sponsor, directors, executive officers, advisors or any of their affiliates, may, in privately negotiated transactions or in the open market, (i) purchase shares from institutional and other investors who vote, or indicate an intention to vote, against the business combination, (ii) execute agreements to purchase such shares from institutional and other investors in the future, and/or (iii) enter into transactions with institutional and other investors to provide such persons with incentives to acquire Class A Shares. Such an agreement may include a contractual acknowledgement that such shareholder, although still the record holder of such shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that the New Sponsor, directors, executive officers, advisors or any of their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling public shareholders would be required to revoke their prior elections to redeem their shares. While the exact nature of any such incentives has not been determined as of the date of this report, they might include, without limitation, arrangements to protect such investors or holders against potential loss in value of their shares, including the granting of put options and the transfer of shares or the company’s warrants owned by the New Sponsor for nominal value to such investors or holders. Any Class A Shares acquired by the persons described above would not be voted in connection with the business combination.

The purpose of any such transaction could be to reduce the number of public shares or warrants outstanding or vote such shares or warrants on any matters submitted to the share or warrant holders for approval in connection with our initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a certain amount of cash at the closing of our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. To the extent such securities are purchased, such public securities will be not be voted as required by Tender Offers and Schedules Compliance and Disclosure Interpretations Question 166.01 promulgated by the SEC.

In addition, if such purchases are made, the public “float” of our Class A Shares or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our New Sponsor, initial shareholders, directors, officers, advisors and their affiliates were to purchase public shares or warrants from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

•

our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our New Sponsor, initial shareholders, directors, officers, advisors and their affiliates may purchase public shares or warrants from public shareholders outside the redemption process, along with the purpose of such purchases;

•

if our New Sponsor, initial shareholders, directors, officers, advisors and their affiliates were to purchase public shares or warrants from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

•

our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our New Sponsor, initial shareholders, directors, officers, advisors and their affiliates would not be voted in favor of approving the business combination transaction;

•

our New Sponsor, initial shareholders, directors, officers, advisors and their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

•	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:

•	the amount of our securities purchased outside of the redemption offer by our New Sponsor, initial shareholders, directors, officers, advisors and their affiliates, along with the purchase price;

•	the purpose of the purchases by our New Sponsor, initial shareholders, directors, officers, advisors and their affiliates;

•

the impact, if any, of the purchases by our New Sponsor, initial shareholders, directors, officers, advisors and their affiliates on the likelihood that the business combination transaction will be approved;

•

the identities of our security holders who sold to our New Sponsor, initial shareholders, directors, officers, advisors and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our New Sponsor, initial shareholders, directors, officers, advisors and their affiliates; and

•	the number of our securities for which we have received redemption requests pursuant to our redemption offer

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our Initial Public Offering and the sale of the private placement units are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our Initial Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial business combination.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.20 per share as of September 30, 2025, or less in certain circumstances, on our redemption, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our Initial Public Offering and the sale of the private placement units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the Class A Shares redeemed and, in the event we seek shareholder approval of our initial business combination, we make purchases of our Class A Shares, potentially reducing the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.20 per share as of September 30, 2025 (or less in certain circumstances) on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.20 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.05 per share initially held in the Trust Account” and other risk factors herein.

If the net proceeds of our Initial Public Offering not being held in the Trust Account are insufficient to allow us to operate for at least 18 months following the closing of our Initial Public Offering, we may be unable to complete our initial business combination.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for at least the 18 months following the closing of our Initial Public Offering, assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Our New Sponsor may loan funds to us in such circumstances. However, our affiliates, including our New Sponsor, are not obligated to make additional loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

We believe that the funds available to us outside of the Trust Account, will be sufficient to allow us to operate for at least the 18 months following the closing of our Initial Public Offering; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.20 per share as of September 30, 2025 (or less in certain circumstances) on the liquidation of our Trust Account and our warrants will expire worthless. In such case, our public shareholders may only receive $10.20 per share as of September 30, 2025, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.20 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.05 per share initially held in the Trust Account” and other risk factors herein.

Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.05 per share initially held in the Trust Account.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all third parties (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.05 per share initially held in the Trust Account, due to claims of such creditors.

The New Sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.05 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the New Sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether the New Sponsor has sufficient funds to satisfy their indemnity obligations and believe that the New Sponsor’s only assets are securities of our company. The New Sponsor may not have sufficient funds available to satisfy those obligations. We have not asked the New Sponsor to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.05 per public share initially held in the Trust Account. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by third parties and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of the New Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public shareholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.05 per public share or (ii) such lesser amount per share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and the New Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against the New Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against the New Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.05 per share initially held in the Trust Account.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our Board of Directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our Board of Directors and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover all amounts received by our shareholders. In addition, our Board of Directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the Trust Account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects.

The funds in our operating account and our Trust Account will be held in banks or other financial institutions and will be invested or held only in either (i) U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company

Act which invest only in direct U.S. government treasury obligations, (ii) as uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer we hold investments in the Trust Account, we may, at any time (and will no later than 24 months from the closing of our Initial Public Offering) instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account. For more information about the risk of the company being considered to be operating as an unregistered investment company, see “ — If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.” Our cash held in non-interest bearing and interest-bearing accounts may exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, the value of the assets in our Trust Account could be impaired, which could have a material impact on our operating results, liquidity, financial condition and prospects. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. We cannot guarantee that the banks or other financial institutions that will hold our funds will not experience similar issues.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.20 per share as of September 30, 2025 on the liquidation of our Trust Account and our warrants will expire worthless.

We may seek acquisition opportunities in industries or sectors that may be outside of our management’s areas of expertise.

We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

We are not required to obtain an opinion from an independent entity that commonly renders valuation opinions, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our business combination with an affiliated entity, or our Board of Directors cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent entity that commonly renders valuation opinions that the price we are paying for a target is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our Board of Directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination. However, if our Board of Directors is unable to determine the fair value of an entity with which we seek to complete an initial business combination based on such standards, we will be required to obtain an opinion as described above.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or U.S. GAAP, or international financing reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending September 30, 2025. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us, which may include acting as M&A advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the Trust Account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after our Initial Public Offering, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us, including, for example, identifying potential targets, providing M&A advisory services, acting as a placement agent in a private offering or arranging debt financing transactions. We may pay such underwriters or their affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation.

The underwriters are also entitled to receive deferred underwriting commissions that are conditioned on the completion of an initial business combination. The underwriters’ or their respective affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination. The underwriters are under no obligation to provide any further services to us in order to receive all or any part of the deferred underwriting commissions.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association will not provide a specified maximum redemption threshold. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares. In the event the aggregate cash consideration we would be required to pay for all Class A Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A Shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

Investors may not have sufficient time to comply with the delivery requirements for redemption.

Pursuant to our amended and restated memorandum and articles of association, we are required to give a minimum of only five clear days’ notice for each general meeting. As a result, if we require public shareholders who wish to redeem their public shares into the right to receive a pro rata portion of the funds in the Trust Account to comply with specific delivery requirements for redemption, holders may not have sufficient time to receive the notice and deliver their shares for redemption. Accordingly, investors may not be able to exercise their redemption rights and may be forced to retain our securities when they otherwise would not want to.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that some of our shareholders may not support.

In order to effectuate a business combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the period of time in which it had to consummate a business combination. Amending our amended and restated memorandum and articles of association requires a special resolution of our shareholders as a matter of Cayman Islands law. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or other governing instruments or extend the time in which we have to consummate a business combination in order to effectuate our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidates’ key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Certain provisions of our amended and restated memorandum and articles of association that relate to our pre-initial business combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account), including an amendment to permit us to withdraw funds from the Trust Account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated, may be amended with the approval of a special resolution under Cayman Islands law, being the affirmative vote of at least two-thirds (2/3) of the votes cast by such shareholders who, being present and entitled to vote, attend and vote at a general meeting (and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended in accordance with the terms of the trust agreement). It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association and the trust agreement to facilitate the completion of an initial business combination that some of our shareholders may not support.

Our amended and restated memorandum and articles of association will provide that any of its provisions, (other than amendments relating to the appointment or removal of directors prior to our initial business combination, which would require the approval of a majority of at least 90% of our ordinary shares voting at the applicable general meeting, and amendments relating to the company’s continuation in a jurisdiction outside the Cayman Islands, which would require the approval of our board of directors) related to pre-initial business combination activity (including the requirement to deposit proceeds of our Initial Public Offering and the private placement into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein and in our amended and restated memorandum and articles of association or an amendment to permit us to withdraw funds from the Trust Account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated), may be amended if approved by a special resolution under Cayman Islands law, being the affirmative vote of at least two-thirds (2/3) of the issued ordinary shares who, being present and entitled to vote at a general meeting, vote at a general meeting, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended in accordance with the terms of the trust agreement. Our initial holders and holders of placement shares will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-initial business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our Initial Public Offering and the sale of the private placement units will be sufficient to allow us to complete our initial business combination, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our Initial Public Offering and the sale of the private placement units prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing, could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public shareholders may only receive approximately $10.20 per share as of September 30, 2025 on the liquidation of our Trust Account, and our warrants will expire worthless.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.20 per share as of September 30, 2025, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.20 per share as of September 30, 2025 on the liquidation of our Trust Account and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.05 per share initially held in the Trust Account” and other risk factors.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure a business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new ordinary shares in exchange for all of the outstanding shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this report to issue any notes or other debt securities, or to otherwise incur outstanding debt following our Initial Public Offering, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our ordinary shares;

•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•

limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Holders of Class A Shares will not be entitled to vote on any appointment or removal of directors we hold prior to our initial business combination.

Prior to our initial business combination, only holders of our Class B Shares will have the right to vote on the appointment and removal of directors. Holders of our public shares will not be entitled to vote on the appointment or removal of directors during such time. In addition, prior to our initial business combination, holders of a majority of our Class B Shares may remove a member of the board of directors for any reason. Accordingly, as holders of our Class A Shares, our public shareholders will not have any say in the management of our company prior to the consummation of an initial business combination.

Because we are not limited to a particular industry or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may seek to complete a business combination with an operating company in any industry or sector. However, we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

We may seek acquisition opportunities with an early-stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial business combination with an early-stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. In recent years, a number of target businesses have underperformed financially post-business combination. There are no assurances that the target business with which we consummate our initial business combination will perform as anticipated. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We may only be able to complete one business combination with the proceeds of our Initial Public Offering and the sale of the private placement units, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

Of the gross proceeds from our Initial Public Offering and the sale of the private placement units, $231,150,000 will be available to complete our business combination and pay related fees and expenses (which includes $9,200,000 for the payment of deferred underwriting commissions).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all

We may partner, submit a joint bid or enter into a similar transaction with holders of founder shares or an affiliate in connection with our pursuit of, or in connection with, a business combination.

We are not prohibited from partnering, submitting a joint bid or entering into any similar transaction with holders of founder shares or their affiliates in our pursuit of a business combination. Although we currently have no plans to do so, we could pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and the transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a business combination with any holder of founder shares or its affiliates, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest. Additionally, were we successful in consummating such a transaction, conflicts could invariably arise from the interest of the holder of founder shares or its affiliate in maximizing its returns, which may be at odds with the strategy of the post-business combination company or not in the best interests of the public shareholders of the post-business combination company. Any or all of such conflicts could materially reduce the value of your investment, whether before or after our initial business combination.

Risks Relating to our New Sponsor and Management Team

We are dependent upon our officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the directors and officers of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to his or her fiduciary duties under Cayman Islands law. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he has then current fiduciary or contractual obligations, he will honor his fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he or she may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For additional information about our officers’ and directors’ other business affairs, please see “Directors, Executive Officers and Corporate Governance.”

Our officers and directors have pre-existing fiduciary and contractual obligations and accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our officers and directors have pre-existing fiduciary and contractual obligations to other companies, including other companies that are engaged in business activities similar to those intended to be conducted by us. As a result, our New Sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other company with which they may become involved. Although we have no formal policy in place for vetting potential conflicts of interest, our Board of Directors will review any potential conflicts of interest on a case-by-case basis.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to his or her fiduciary duties under Cayman Islands law. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he has then current fiduciary or contractual obligations, he will honor his fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity.

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Directors, and Executive Officers and Corporate Governance” and “Certain Relationships and Related Party Transactions.”

We may engage one or more affiliates of our New Sponsor, officers or directors or their respective affiliates to provide additional services to us, which may include acting as financial advisor in connection with an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage one or more affiliates of our New Sponsor, officers or directors or their respective affiliates to provide additional services to us, for example, identifying potential targets or providing financial advisory services. We may pay such affiliates fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. Any such affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with advising on, sourcing and consummating of an initial business combination.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our New Sponsor, our directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

In particular, affiliates of our New Sponsor have invested in a diverse set of industries. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for such other affiliates.

In addition, members of our management team and our board of directors directly or indirectly own Common Shares and/or Private Placement Units, as set forth in “Principal Shareholders,” and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our New Sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our New Sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our New Sponsor, officers and directors. Our officers and directors also serve as officers and board members for other entities, including, without limitation, those described under “Management — Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our New Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Proposed Business —Effecting Our Initial Business Combination — Selection of a target business and structuring of our initial business combination” and such transaction was approved by a majority of our disinterested directors. Despite our agreement that we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our New Sponsor, directors or officers, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Members of our management team and board of directors have significant experience as founders, board members, officers or executives of other companies. As a result, certain of those persons have been, or may become, involved in proceedings, investigations and litigation relating to the business affairs of the companies with which they were, are, or may be in the future be, affiliated. These activities may have an adverse effect on us, which may impede our ability to consummate an initial business combination.

During the course of their careers, members of our management team and board of directors have had significant experience as founders, board members, officers, executives or employees of other companies. As a result of their involvement and positions in these companies, certain of those persons have been, may be or may in the future become involved in litigation, investigations or other proceedings, including relating to the business affairs of such companies, transactions entered into by such companies, or otherwise. Individual members of our management team and board of directors also may become involved in litigation, investigations or other proceedings involving claims or allegations related to or as a result of their personal conduct, either in their capacity as a corporate officer or director or otherwise, and may be personally named in such actions and potentially subject to personal liability. Any such liability may or may not be covered by insurance and/or indemnification, depending on the facts and circumstances. The defense or prosecution of these matters could be time-consuming. Any litigation, investigations or other proceedings and the potential outcomes of such actions may divert the attention and resources of our management team and board of directors away from identifying and selecting a target business or businesses for our initial business combination and may negatively affect our reputation, which may impede our ability to complete an initial business combination.

Since our New Sponsor, officers and directors and any other holder of our Common Shares, including any non-managing investors, will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire), and because our New Sponsor, officers and directors and any other holder of our founder shares, including any non-managing investors, directly or indirectly may profit substantially from a business combination as a result of their ownership of founder shares even under circumstances where our public shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination, including in connection with the shareholder vote in respect thereto.

On November 7, 2024, our Original Sponsor paid $25,000, or approximately $0.00317 per share, to cover certain of our offering and formation costs in exchange for 7,880,000 founder shares. Prior to this initial investment in us by the Original Sponsor, we had no assets, tangible or intangible.

Given the differential in the purchase price paid for the founder shares as compared to the initial public offering price of the public shares and the substantial number of Class A Shares that holders of our founder shares would receive upon conversion of the founder shares upon a business combination, the founder shares may have significant value after the business combination even if our Class A Shares trade below the initial public offering price and holders of our public shares have a substantial loss on their investment. Our initial shareholders have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any founder shares in connection with a shareholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our New Sponsor, any of their respective affiliates or certain of our directors and officers. The non-managing investors are not required to (i) hold any units, Class A Shares or warrants they purchased in our Initial Public Offering or thereafter for any amount of time, (ii) vote any Class A Shares they may own at the applicable time in favor of our initial business combination or (iii) refrain from exercising their right to redeem their public shares at the time of our initial business combination. The non-managing investors will have the same rights to the funds held in the Trust Account with respect to the Class A Shares underlying the units they may purchase in our Initial Public Offering as the rights afforded to our other public shareholders. However, if the non-managing investors purchase all of the units for which they have expressed to us an interest in purchasing or otherwise hold a substantial number of our units, then the non-managing investors will potentially have different interests than our other public shareholders in approving our initial business combination and otherwise exercising their rights as public shareholders because of their indirect ownership of founder shares. The non-managing investors will share in any appreciation of the founder shares through their membership interests in the New Sponsor if we successfully complete a business combination. Accordingly, non-managing investors’ interests in the founder shares owned by them indirectly through their membership interests in the New Sponsor may provide them with an incentive to vote any public shares they own in favor of a business combination, and make a substantial profit on such interests, even if the business combination is with a target that ultimately declines in value and is not profitable for other public shareholders.

The personal and financial interests of our New Sponsor, directors and officers and any holders of our founder shares may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination and may result in a misalignment of interests between the holders of our founder shares, including any non-managing investors, and our officers and directors, on the one hand, and our public shareholders, on the other. These risks may become more acute as the deadline to complete our initial business combination nears. In particular, because the founder shares were purchased at a nominal purchase price, the holders of our founder shares (including any non-managing investors and certain of our directors and officers that directly or indirectly own founder shares) could make a substantial profit after our initial business combination even if our public shareholders lose money on their investment as a result of a decrease in the post-combination value of their Class A Shares (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the business combination). For example, a holder of 1,000 founder shares would have paid approximately $3.17 to purchase such shares. At the time of an initial business combination, such holder would be able to convert such founder shares into 1,000 Class A Shares, and would receive the same consideration in connection with our initial business combination as a public shareholder for the same number of Class A Shares. If the trading price of our Class A Shares on a post-combination basis (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the business combination) were to decrease to $5.00 per Class A ordinary share, such holder of our founder shares would obtain a profit of approximately $4,997 on account of the 1,000 founder shares that the holder had converted into Class A Shares in connection with the initial business combination. By contrast, a public shareholder holding 1,000 Class A Shares acquired in our Initial Public Offering would lose approximately $5,000 in connection with the same transaction. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.

We may not be able to complete an initial business combination with a U.S. target company if such initial business combination is subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (CFIUS), or is ultimately prohibited.

Our initial business combination may be subject to regulatory review and approval requirements by governmental entities, or ultimately prohibited. For example, CFIUS has authority to review direct or indirect foreign investments in U.S. companies. Among other things, CFIUS is empowered to require certain foreign investors to make mandatory filings, to charge filing fees related to such filings, and to self-initiate national security reviews of foreign direct and indirect investments in U.S. companies if the parties to that investment choose not to file voluntarily. In the case that CFIUS determines an investment to be a threat to national security, CFIUS has the power to unwind or place restrictions on the investment. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on — among other factors — the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in “control” of a U.S. business by foreign person always are subject to CFIUS jurisdiction. CFIUS’s expanded jurisdiction under the Foreign Investment Risk Review Modernization Act of 2018 and implementing regulations that became effective on February 13, 2020 further includes investments that do not result in control of a U.S. business by a foreign person but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “critical infrastructure” and/or “sensitive personal data.”

While our New Sponsor is exclusively “controlled” for CFIUS purposes by U.S. citizens, has no substantial ties with a non-U.S. person, and thus we do not believe that our New Sponsor is a “foreign person” as defined in the CFIUS regulations, it is possible that non-U.S. persons could be involved in our initial business combination (e.g., as existing shareholders of a target company or as PIPE investors), which may increase the risk that our initial business combination becomes subject to regulatory review, including review by CFIUS. If a particular proposed initial business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit to CFIUS review on a voluntary basis, or to proceed with the transaction without submitting to CFIUS and risk CFIUS intervention, before or after closing the transaction. CFIUS may decide to block or delay our proposed initial business combination, impose conditions with respect to such initial business combination or request the President of the United States to order us to divest all or a portion of the U.S. target business of our initial business combination that we acquired without first obtaining CFIUS approval, which may limit the attractiveness of, delay or prevent us from pursuing certain target companies that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues. In addition, certain federally licensed businesses may be subject to rules or regulations that limit foreign ownership.

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and we have limited time to complete our initial business combination. If we cannot complete our initial business combination within 18 months from the closing of this because the review process drags on beyond such timeframe or because our initial business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate and our warrants will expire worthless. This will also cause you to lose the investment opportunity in a target company, and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Risks Relating to our Securities

We may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time.

In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) at a price of $10.00 per share or at a price which approximates the per-share amounts in our Trust Account at such time. The purpose of such issuances will be to enable us to provide sufficient liquidity to the post-business combination entity and such issuances may be made upon beneficial terms to such investors, which could cause dilution to our existing shareholders. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our Initial Public Offering or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity and (iii) the redemption of all of our public shares if we are unable to complete our initial business combination within 18 months from the closing of our Initial Public Offering, subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

If we have not completed our initial business combination within the completion window, our public shareholders may be forced to wait beyond such completion window before redemption from our Trust Account.

If we have not completed our initial business combination within 18 months from the closing of our Initial Public Offering, we will distribute the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public shareholders from the Trust Account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind-up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the completion window before the redemption proceeds of our Trust Account become available to them and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association and then only in cases where investors have properly sought to redeem their Class A Shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we have not completed our initial business combination within the required time period.

If we are unable to complete an initial business combination within the 18 month period, we may seek an amendment to our amended and restated memorandum and articles of association to extend the period of time we have to complete an initial business combination beyond the completion window. Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning that such an amendment be approved by the affirmative vote at least two-thirds (2/3) of the votes cast by such shareholders who, being present and entitled to vote at a general meeting, attend and vote at a general meeting of the company. If we seek shareholder approval to extend the initial completion window in which to complete an initial business combination to a later date, we will offer our public shareholders the right to have their public ordinary shares redeemed for a pro rata share of the aggregate amount then on deposit in the Trust Account.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, and thereby exposing themselves and our company to claims, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable for a fine of up to approximately $18,300 and to imprisonment for five years in the Cayman Islands, or both.

We are not registering the Class A Shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

We are not registering the Class A Shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. In no event will we be required to net cash settle any public warrant, or issue securities or other compensation in exchange for the public warrants in the event that we are unable to register or qualify the shares underlying the public warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the public warrants is not so registered or qualified or exempt from registration or qualification, the holder of such public warrant shall not be entitled to exercise such public warrant and such public warrant may have no value and expire worthless. In such event, holders who acquired their public warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A Shares included in the units.

However, we have agreed that, as soon as practicable, but in no event later than 20 business days after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a registration statement covering the issuance, under the Securities Act, of the Class A Shares issuable upon exercise of the warrants, and we will use our commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of our initial business combination and to maintain the effectiveness of such registration statement and a current prospectus relating thereto until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the public warrants are not registered under the Securities Act in accordance with the above requirements, we will be required to permit holders to exercise their public warrants on a cashless basis. However, no public warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their public warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Additionally, if, at the time that a public warrant is exercised, our Class A Shares are not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

There may be a circumstance where an exemption from registration exists for holders of our private placement warrants to exercise their warrants while a corresponding exemption does not exist for holders of the public warrants included as part of units sold in our Initial Public Offering. In such an instance, the New Sponsor and Cantor and their respective permitted transferees (which may include our directors and executive officers) would be able to exercise their warrants and sell the ordinary shares underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying ordinary shares. If and when the public warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A Shares for sale under all applicable state securities laws. As a result, we may redeem the public warrants as set forth above even if the holders are otherwise unable to exercise their warrants.

Our New Sponsor controls the appointment of our Board of Directors until consummation of our initial business combination and will hold a substantial interest in us. As a result, it will appoint all of our directors and may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.

Our New Sponsor owns approximately 25% of our issued and outstanding ordinary shares (including the placement shares underlying the private placement units). In addition, holders of the Class B Shares will be entitled to appoint and remove directors prior to our initial business combination. Holders of our public shares will have no right to vote on the appointment or removal of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by at least 90% of our ordinary shares voting in a general meeting. As a result, you will not have any influence over the appointment of directors prior to our initial business combination.

Neither our New Sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A Shares. In addition, as a result of its substantial ownership in our company, our New Sponsor may exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. If our New Sponsor purchases any additional ordinary shares in the aftermarket or in privately negotiated transactions, this would increase its influence over these actions. Accordingly, our New Sponsor will exert significant influence over actions requiring a shareholder vote at least until the completion of our initial business combination.

In addition, our board of directors, whose members were appointed by our co-sponsors, is comprised of directors who will generally serve a three-year term. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, our New Sponsor will control the outcome, as only holders of our Class B Shares will have the right to vote on the appointment of directors and to remove directors prior to our initial business combination.

Accordingly, holders of our founder shares will exert significant influence over actions requiring a shareholder vote at least until the completion of our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including restrictions on the nature of our investments and restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including registration as an investment company, adoption of a specific form of corporate structure and reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

On January 24, 2024, the SEC adopted a series of new rules relating to SPACs. The SEC’s adopted rules do not provide a safe harbor for SPACs from the definition of “investment company” under the Investment Company Act. Instead, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including as a result of its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete an initial business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account will be invested or held only in either (i) U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, (ii) as uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer we hold investments in the Trust Account, we may, at any time (and will no later than 24 months from the closing of our Initial Public Offering) instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account.

Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) in a manner that would affect the substance or timing of our obligation to offer redemption rights in connection with any proposed initial business combination or certain amendments to our amended and restated memorandum and articles of association prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window; or (B) with respect to any other material provision relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within the completion window, from the closing of our Initial Public Offering, our return of the funds held in the Trust Account to our public shareholders as part of our redemption of the public shares.

We are aware of litigation against certain special purpose acquisition companies asserting that notwithstanding the foregoing, those special purpose acquisition companies should be considered investment companies. Although we believe that these claims are without merit, we cannot guarantee that we will not be deemed to be an investment company and thus subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds, may require us to otherwise change our operations and may hinder our ability to complete an initial business combination or may result in our liquidation and the winding up of our operations. If we are unable to complete our initial business combination and are required to liquidate, our public shareholders would lose their opportunity to invest in a target business or businesses through our initial business combination, including any price appreciation of the combined company’s securities following such initial business combination, and may receive only approximately $10.20 per share as of September 30, 2025 on the liquidation of our Trust Account as well as our warrants will expire worthless. If our facts and circumstances change over time, we will update our disclosure in future filings with the SEC to reflect how those changes impact the risk that we may be considered to be operating as an unregistered investment company.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account will be held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, and we expect that we will, on or prior to the end of the prescribed timeframe, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of our initial business combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of the registration statement for our Initial Public Offering, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the end of the prescribed timeframe, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. If our facts and circumstances change over time, we will update our disclosure to reflect how those changes impact the risk that we may be considered to be operating as an unregistered investment company. As disclosed above, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 20% of our Class A Shares, you will lose the ability to redeem all such shares in excess of 20% of our Class A Shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association will provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 20% of the shares sold in our Initial Public Offering, without prior written consent, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 20% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. In general, we must maintain an average global market capitalization and a minimum of 400 public holders. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our share price would generally be required to be at least $4.00 per share and we would be required to have a minimum of 400 round lot holders of our unrestricted securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•

a determination that our Class A Shares is a “penny stock” which will require brokers trading in our Class A Shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units and eventually our Class A Shares and warrants will be listed on Nasdaq, our units, Class A Shares and warrants will be covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination.

We may issue additional Class A ordinary or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A Shares upon the conversion of the Class B Shares at a ratio greater than one-to-one at the time of our initial business combination, or earlier at the option of the holder, as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorize the issuance of up to 200,000,000 Class A Shares, par value $0.0001 per share, 20,000,000 Class B Shares, par value $0.0001 per share and 1,000,000 preference shares, par value $0.0001 per share. Immediately after our Initial Public Offering, there was 176,290,000 and 12,120,000 authorized but unissued Class A and Class B Shares available, respectively, for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not upon conversion of the Class B Shares. Class B Shares are convertible into Class A Shares, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated memorandum and articles of association. There is no preference shares issued and outstanding.

We may issue a substantial number of additional ordinary shares, and may issue preference shares, in order to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A Shares upon conversion of the Class B Shares at a ratio greater than one-to-one at the time of our initial business combination, or earlier at the option of the holder, as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. However, our amended and restated memorandum and articles of association will provide, among other things, that prior to our initial business combination, we may not, except in connection with the conversion of Class B Shares into Class A Shares where the holders of such shares have waived any rights to receive funds from the Trust Account issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial business combination or any other proposal presented to our shareholders prior to or in connection with the completion of an initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary shares or preference shares:

•	may significantly dilute the equity interest of investors in our Initial Public Offering;

•	may subordinate the rights of holders of ordinary shares if preference shares are issued with rights senior to those afforded our ordinary shares;

•

could cause a change in control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, Class A Shares and/or warrants.

The grant of registration rights to our initial holders and holders of placement units may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A Shares.

Pursuant to the registration rights agreement, our initial holders and their permitted transferees can demand that we register their founder shares, after those shares convert to our Class A Shares at the time of our initial business combination. In addition, holders of our private placement units (and underlying securities) and their permitted transferees can demand that we register the private placement shares as well as the private placement warrants and Class A Shares issuable upon exercise of the private placement warrants, and holders of private placement shares and private placement warrants underlying private placement units that may be issued upon conversion of working capital loans, may demand that we register such Class A Shares, warrants or the Class

A Shares issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A Shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A Shares that is expected when the ordinary shares owned by our New Sponsor, holders of our private placement units or holders of our working capital loans or their respective permitted transferees are registered.

We may amend the terms of the warrants in a manner that may be adverse to holders of warrants with the approval by the holders of at least a majority of the then outstanding warrants.

Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least a majority of the then outstanding warrants to make any change that adversely affects the interests of the registered holders of warrants. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least a majority of the then outstanding warrants approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least a majority of the then outstanding warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of ordinary shares purchasable upon exercise of a warrant.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A Shares equal or exceed $18.00 per share (as adjusted for share sub divisions, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer Class A Shares upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our public warrants for redemption after the redemption criteria have been satisfied, our management will have the option to require any holder that wishes to exercise his warrant (including any warrants held by our New Sponsor, officers or directors, other purchasers of our private placement units, or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of Class A Shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

Our warrants and founder shares may have an adverse effect on the market price of our Class A Shares and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase up to 11,500,000 Class A Shares, at a price of $11.50 per share, as part of the units offered in our Initial Public Offering and, simultaneously with the closing of our Initial Public Offering, we issued in private placements an aggregate of 710,000 private placement units. The private placement units will include warrants to purchase an aggregate of 355,000 Class A Shares at $11.50 per share, subject to adjustment. To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A Shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A Shares and reduce the value of the Class A Shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

Because each unit contains one-half of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-half of one warrant. Because, pursuant to the warrant agreement, the warrants may only be exercised for a whole number of Class A Shares, only a whole warrant may be exercised at any given time. This is different from other offerings similar to ours whose units include one ordinary share and one warrant to purchase one share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one half of the number of shares compared to units that each contain a warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike most blank check companies, if (x) we issue additional Class A Shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by us and in the case of any such issuance to our New Sponsors or their affiliates, without taking into account any founder shares held by our initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the completion of our initial business combination (net of redemptions), and (z) the volume-weighted average trading price of our Class A Shares during the 20 trading day period starting on the trading day prior to the day on which we complete our initial business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A Shares and could entrench management.

Our amended and restated memorandum and articles of association will contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include three-year director terms and the ability of the Board of Directors to designate the terms of and issue new series of preference shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Cayman Islands law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

However, under Cayman Islands law, our directors may only exercise the rights and powers granted to them under our amended and restated memorandum and articles of association for a proper purpose and for what they believe in good faith to be in the best interests of our company. Furthermore, directors also owe a duty of care, which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge, skill and experience which that director has.

Risks Associated with Acquiring and Operating a Business in Foreign Countries

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

•	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

If our management following our initial business combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, any or all of our management could resign from their positions as officers of the company, and the management of the target business at the time of the business combination could remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

General Risk Factors

Conditions exist that raise substantial doubt about our ability to continue as a going concern if we do not complete an initial business combination within the Combination Period.

Our financial statements include disclosure indicating that conditions exist that raise substantial doubt about our ability to continue as a going concern. Under our charter, we are required to consummate our initial business combination within the Combination Period or we will be required to cease operations and liquidate the Trust Account. Management has determined that the mandatory liquidation should an initial Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern.

We lack an operating history, and you have no basis on which to evaluate our ability to achieve our business objective.

Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by our management team and their affiliates may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team and their affiliates is presented for informational purposes only. Past performance by our management, including their affiliates’ past performance, is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of our management team or their affiliates as indicative of our future performance. Additionally, in the course of their respective careers, members of our management team have been involved in businesses and deals that were unsuccessful.

Our New Sponsor has the ability to remove itself as the Company’s sponsor or to substantially reduce its interests in the Company before identifying a business combination, which may result in change in the strategy and focus of our Company in pursuing a business combination.

Our New Sponsor may surrender or forfeit, transfer or exchange our founder shares, private units or any of our other securities, including for no consideration, as well as subject any such securities to earn-outs or other restrictions, or otherwise amend the terms of any such securities or enter into any other arrangements with respect to any such securities. In addition, the members of our New Sponsor could, with the permission of the New Sponsor’s managing member, transfer their membership interests in the New Sponsor, thereby transferring control of our New Sponsor to a third party. Through the forgoing means, our New Sponsor may remove itself as the Company’s sponsor, substantially reduce its interests in the Company, or have its control transferred to a third party before we identify a business combination. Any such reduction of the interests of our New Sponsor in the securities of the Company or transfer of New Sponsor interests may lead to the New Sponsor’s managing member no longer having voting power and control over the affairs of the Company in pursuing a business combination. This could also result in a change to our management team, acquisition strategy and criteria and our industry focus without shareholders having the ability to consider the merits of a change in the management team.

Attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are many special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns (including a negative public perception of mergers involving SPACs), geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent years, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense or accept less favorable terms, or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post- business combination’s ability to attract and retain qualified officers and directors.

In addition, even if we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

Changes to laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial business combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and applicable non-U.S. jurisdictions. In particular, we are required to comply with certain SEC and potentially other legal and regulatory requirements, and our consummation of an initial business combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination, and results of operations.

On January 24, 2024, the SEC adopted a series of new rules relating to SPACs requiring, among other items, (i) additional disclosures relating to SPAC business combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving New Sponsors and their affiliates in both SPAC initial public offerings and SPAC initial business combinations; (iii) the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; and (iv) both the SPAC and the target company’s status as co-registrants on de-SPAC transaction registration statements. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including as a result of its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. Compliance with such rules and related guidance may increase the costs and the time needed to negotiate and complete an initial business combination, may constrain the circumstances under which we could complete an initial business combination or otherwise impair our ability to complete a business combination.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to (i) increased price volatility for publicly traded securities, including ours, (ii) other national, regional and international economic disruptions, and (iii) uncertainty regarding the valuation of target businesses, any of which could make it more difficult for us to consummate an initial business combination.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by current global geopolitical conditions resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict.

United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect our search for an initial business combination and any target business with which we may ultimately consummate an initial business combination. The extent and duration of the ongoing conflicts, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this section. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate an initial business combination, or the operations of a target business with which we may ultimately consummate an initial business combination, may be materially adversely affected.

We may not hold an annual general meeting until after the consummation of our initial business combination. Our public shareholders will not have the right to appoint directors prior to the consummation of our initial business combination.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to discuss company affairs with management. In addition, unless there are no longer any Class B Shares outstanding, our public shareholders, as holders of our Class A Shares, will not have the right to vote on the appointment or removal of directors prior to consummation of our initial business combination.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equals or exceeds $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

The requirements of being a public company may strain our resources and divert management’s attention.

As a public company, we will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (which we refer to as the Sarbanes-Oxley Act), the Dodd-Frank Act Wall Street Reform and Consumer Protection Act (which we refer to as the Dodd-Frank Act), the listing requirements of Nasdaq and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

However, for as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirement of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. holder of our Class A Shares or warrants, the U.S. holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. holders to consult their own tax advisors regarding the possible application of the PFIC rules to holders of our Class A Shares and warrants.

The excise tax included in the Inflation Reduction Act of 2022 may decrease the value of our securities following our initial business combination, hinder our ability to consummate an initial business combination, and decrease the amount of funds available for distribution in connection with a liquidation.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IRA”), which, among other things, imposes a 1% excise tax on the fair market value of shares repurchased by a domestic corporation beginning in 2023, with certain exceptions (the “Excise Tax”). Because there is a possibility that we may acquire a U.S. domestic corporation or engage in a transaction in which a domestic corporation becomes our parent or our affiliate, and our securities trade on Nasdaq, we may become a “covered corporation” within the meaning of the IRA following the consummation of our initial business combination, and while not free from doubt, it is possible that the Excise Tax will apply to any redemptions of our ordinary shares after December 31, 2022, including redemptions in connection with an initial business combination and any amendment to our amended and restated memorandum and articles of association to extend the time to consummate an initial business combination, unless an exemption is available.

The U.S. Department of the Treasury recently issued guidance (the “Guidance”) clarifying when certain repurchases would be exempt from the Excise Tax, such as where the repurchases occur in the same year that the repurchasing company undertakes a complete liquidation (as described in Section 331 of the Internal Revenue Code (the “Code”)). However, only limited guidance has been issued to date. The Guidance clarified that the Excise Tax will not apply to complete corporate liquidations within the meaning of Section 331 of the Code. Although most commentators believe that this exception applies to the wind up of a SPAC, there remains uncertainty and any liquidation will need to be conducted with careful attention to planning and applicable rules and interpretive advice. Accordingly, there is a risk that the Excise Tax may apply to redemptions of our securities in connection with a liquidation that is not implemented to fall within the meaning of a complete liquidation in Section 331 of the Code. In addition, because the Excise Tax would be payable by us and not by the redeeming holder, the mechanics of any required payment of the Excise Tax have not been determined. For these reasons, the value of your investment in our securities may decrease as a result of the Excise Tax in some circumstances. In addition, the Excise Tax may make a transaction with us less appealing to potential business combination targets, and thus, potentially hinder our ability to enter into and consummate an initial business combination.

The Guidance also clarifies that a SPAC that redeems shares in connection with an extension process may be subject to the Excise Tax in respect to those redemptions, subject to considerations including whether there are applicable shares issuances during the taxable year, including in connection with an initial business combination or share private placement, which would exceed and net against redemptions during such period (such netting, the “Netting Rule”) or if there occurs during the same fiscal year a complete liquidation of the SPAC in compliance with Section 331 of the Code.

Whether the Excise Tax will apply to redemptions in connection with a de-SPAC transaction may depend on the structure of the de-SPAC transaction, subject to application of the Netting Rule. For example, where the target business entity is the issuer of shares and/or other equity and in certain other business combination structures where the equity is not issued by the SPAC, the Excise Tax may apply.

Accordingly, there is a risk that if the Excise Tax is applicable, we could have reduced funds in our Trust Account to pay redemptions or that are available to a combined company following a de-SPAC, which could cause investors in our securities who do not redeem or the other shareholders of the combined company to economically bear the impact of such Excise Tax.

We may transfer by way of continuation into another jurisdiction in connection with our initial business combination and such continuation may result in taxes imposed on shareholders.

We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Act, transfer by way of continuation in to the jurisdiction in which the target company or business is located. The transaction may require a shareholder to recognize taxable income in the jurisdiction in which the shareholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders to pay such taxes. Shareholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the continuation.

Certain agreements related to our Initial Public Offering may be amended without shareholder approval.

Certain agreements, including the underwriting agreement relating to our Initial Public Offering, the investment management trust agreement between us and Continental Stock Transfer & Trust Company, the letter agreement among us and our New Sponsor, officers and directors and the registration rights agreement among us, the initial holders and holders of placement units, may be amended without shareholder approval. These agreements contain various provisions that our public shareholders might deem to be material. For example, the underwriting agreement related to our Initial Public Offering contains a covenant that the target company that we acquire must have a fair market value equal to at least 80% of the balance in the Trust Account at the time of signing the definitive agreement for the transaction with such target business (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) so long as we obtain and maintain a listing for our securities on Nasdaq. While we do not expect our board to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our initial business combination. Any such amendment may have an adverse effect on the value of an investment in our securities.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs will be governed by our amended and restated memorandum and articles of association, the Companies Act (as revised) and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders’ derivative action in a Federal court of the United States.

We have been advised by Ogier (Cayman) LLP, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States obtained against us or our directors or officers predicated upon the civil liability provisions of the federal securities laws of the United States or any state in the United States; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us or our directors or officers predicated upon the civil liability provisions of the federal securities laws of the United States or any state in the United States, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is currently no statutory enforcement or treaty between the United States and the Cayman Islands providing for enforcement of judgments obtained in the United States. The courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive, given by a court of competent jurisdiction (the courts of the Cayman Islands will apply the rules of the Cayman Islands private international law to determine whether the foreign court is a court of competent jurisdiction), and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands. Furthermore, it is uncertain that Cayman Islands courts would enforce: (1) judgments of U.S. courts obtained in actions against us or other persons that are predicated upon the civil liability provisions of the U.S. federal securities laws; or (2) original actions brought against us or other persons predicated upon the Securities Act. Ogier (Cayman) LLP has informed us that there is uncertainty with regard to Cayman Islands law relating to whether a judgment obtained from the U.S. courts under civil liability provisions of the securities laws will be determined by the courts of the Cayman Islands as penal, punitive in nature. A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the Board of Directors or controlling shareholders than they would as public shareholders of a United States company.

After our initial business combination, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Since only holders of our Class B Shares have the right to vote on the appointment of directors, upon the listing of our shares on the Nasdaq, the Nasdaq may consider us to be a “controlled company” within the meaning of the Nasdaq rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

Only holders of our Class B Shares have the right to vote on the appointment of directors. As a result, the Nasdaq may consider us to be a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under the Nasdaq corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

•	we have a board that includes a majority of “independent directors,” as defined under the rules of the Nasdaq;

•	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	a majority of the independent directors recommend director nominees for selection by the board of directors.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of the Nasdaq, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.

We may face risks related to financial technology businesses.

Business combinations with financial technology businesses may involve special considerations and risks. If we complete our initial business combination with a financial technology business, we will be subject to the following risks, any of which could be detrimental to us and the business we acquire:

•

If the company or business we acquire provides products or services which relate to the facilitation of financial transactions, such as funds or securities settlement system, and such product or service fails or is compromised, we may be subject to claims from both the firms to whom we provide our products and services and the clients they serve;

•	If we are unable to keep pace with evolving technology and changes in the financial services industry, our revenues and future prospects may decline;

•	Our ability to provide financial technology products and services to customers may be reduced or eliminated by regulatory changes;

•	Any business or company we acquire could be vulnerable to cyberattack or theft of individual identities or personal data;

•	Difficulties with any products or services we provide could damage our reputation and business;

•	A failure to comply with privacy regulations could adversely affect relations with customers and have a negative impact on business; and

•	We may not be able to protect our intellectual property and we may be subject to infringement claims.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to financial technology businesses. Accordingly, if we acquire a target business in another industry, these risks will likely not affect us and we will be subject to other risks attendant with the specific industry in which we operate or target business which we acquire, none of which can be presently ascertained.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY
As a blank check company, we have no operations and therefore do not have any operations of our own that face cybersecurity threats. However, we do depend on the digital technologies of third parties, as noted in
 Item 1A.
Risk Factors
 of this Form
10-K.
Any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties
 to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. Our Board oversees risk for our Company, and prior to filings with the SEC, our Board reviews our risk factors, including the descriptions of the risks we face from cybersecurity threats, as described in
 Item 1A. Risk Factors
 of this Annual Report.
ITEM 2. PROPERTIES
We currently maintain our principal executive offices at 382 NE 191st St., Suite 602, Miami, FL 33179-3899 . The New Sponsor pays the cost for this space without reimbursement. We consider our current office space adequate for our current operations.
ITEM 3. LEGAL PROCEEDINGS
From time to time, we may be party to or otherwise involved in legal proceedings arising in the ordinary course of business. we do not believe that there is any pending or threatened proceeding against us, which, if determined adversely, would reasonably be expected to have a material adverse effect on our business, results of operations or financial condition.
ITEM 4. MINE SAFETY DISCLOSURES
None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Units, Class A Shares and Armada Public Warrants are each traded on the Nasdaq under the symbol “XRPNU”, “XRPN” and “XRPNW”, respectively. Prior to October 30, 2025, our Units, Class A Shares and Armada Public Warrants were each traded on the Nasdaq under the symbol “ACCIU”, “AACI” and “AACIW”, respectively.

Holders

As of December 1, 2025, there was 4 holders of record of our Units, 1 holder of record of the Class A Shares, and 1 holder of record for the Class B Shares and Armada Public Warrants.

Dividends

We have not paid any cash dividends on our Common Shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our Board. In addition, our Board is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

None.

Use of Proceeds

On May 22, 2025, we consummated the Initial Public Offering of 23,000,000 Units, which includes the full exercise by the underwriters of the Initial Public Offering (the “Underwriters”) of their over-allotment option in the amount of 3,000,000 Units. The Units sold in the Initial Public Offering were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $230,000,000. Cohen acted as lead book runner and Northland acted as joint book-runner for the Initial Public Offering. The securities in the offering were registered under the Securities Act on Form S-1 (File Nos. 333-286110). The registration statement became effective on May 20, 2025.

In connection with the Initial Public Offering, we incurred offering costs of approximately $14.4 million (which consisted of $4,600,000 of a cash underwriting fee, $9,200,000 of deferred underwriting fees, and $613,386 of other offering costs). After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial business combination, if consummated) and the Initial Public Offering expenses, $231,150,000 of the net proceeds from our Initial Public Offering and the sale of the Private Placement Units was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Units are held in the Trust Account and invested as described elsewhere in this Form 10-K.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and the sale of Private Placement Units as is described in our Final Prospectus related to the Initial Public Offering.

ITEM 6. [RESERVED.]

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. References to the “Company,” “us” or “we” refer to Armada Acquisition Corp. II.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a blank check company incorporated on October 3, 2024 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that we have not yet selected. We may pursue a Business Combination in any industry or sector. For the period from October 3, 2024 (date of inception) through August 28, 2025 our sponsor was Armada Sponsor II LLC. On August 12, 2025, we entered into the Purchase Agreement, pursuant to which our Original Sponsor agreed to sell to our New Sponsor, and our New Sponsor agreed to purchase from our Original Sponsor, an aggregate of 7,880,000 Class B ordinary shares, par value $0.0001 per share, 400,000 Class A ordinary shares, par value $0.0001 per share, and 200,000 private placement warrants of the Company for an aggregate purchase price of $6,600,000. Effective August 28, 2025, the New Sponsor Purchase was completed and our Original Sponsor ceased to control the Company. Following the completion, our New Sponsor owns all of our equity interests held by the Original Sponsor, including 100% of the Company’s Class B ordinary shares, has the power to appoint all members of the board of directors (the “Board”), and may therefore be deemed to control the Company.

Our registration statement for our Initial Public Offering was declared effective on May 20, 2025. On May 22, 2025, we consummated the Initial Public Offering of 23,000,000 Units, including the issuance of 3,000,000 Units as a result of the underwriters’ exercise of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $230,000,000.

Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of an aggregate of 710,000 units, at a price of $10.00 per Private Placement Unit, in a private placement to our Original Sponsor, Cohen and Company Capital Markets, a division of J.V.B. Financial Group, LLC (“CCM”) and Northland Securities, Inc. (“Northland”), generating gross proceeds to the Company of $7,100,000.

Transaction costs amounted to $14,413,386, consisting of $4,600,000 of cash underwriting fee, $9,200,000 of deferred underwriting fee, and $613,386 of other offering costs.

Upon the closing of the Initial Public Offering and the Private Placement, $231,150,000 of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units were placed in a trust account (“Trust Account”), located in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, or the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.

If we are unable to complete a Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Commencing on June 24, 2025, the holders of the Units may elect to trade ordinary shares and the warrants comprising the Units separately.

Proposed Transactions

Business Combination Agreement

On October 19, 2025, we entered into the Business Combination Agreement with (a) PubCo, (b) Armada Merger Sub, (c) Pathfinder, (d) Pathfinder Merger Sub, and (e) Ripple.

The Business Combination Agreement provides that, among other things, following the Domestication and upon the Closing and upon the terms and subject to the conditions set forth therein, among other things, (i) Armada Delaware will merge with and into Armada Merger Sub, with Armada Delaware continuing as the surviving company of the Armada Merger, and (ii) at least two hours after the Armada Merger, Pathfinder Merger Sub will merge with and into Pathfinder, with Pathfinder continuing as the surviving company of the Pathfinder Merger. As a result of the Mergers and the other transactions contemplated by the Business Combination Agreement, PubCo will become a publicly traded company, all upon the terms and subject to the conditions set forth in the Business Combination Agreement and in accordance with applicable law.

For more information about the Business Combination Agreement and the proposed Transactions, see the section entitled “Business—Background and Business Combination Agreement.”

Amended and Restated Registration Rights Agreement

Concurrently with the Closing of the Business Combination Agreement we, along with, Pubco, the New Sponsor and certain securityholders listed therein will enter into a registration rights agreement that will amend and restate the registration rights agreement entered into at the time of our initial public offering between us, the New Sponsor and certain securityholders listed therein (as amended, the “Amended and Restated Registration Rights Agreement”), pursuant to which Pubco will assume the registration obligations of the Company under such registration rights agreement, with such rights applying to the shares of Pubco Class A Common Stock, Class B common stock (the “Pubco Class B Common Stock”) and Pubco Class C Common Stock.

The Amended and Restated Registration Rights Agreement provides for customary demand registration rights, piggyback registration rights, and shelf registration rights for the benefit of the holders, subject to customary cutbacks and issuer suspension rights. It also includes customary provisions relating to underwriting participation, registration expenses, indemnification, and coordination of sales in underwritten offerings. The Amended and Restated Registration Rights Agreement will become effective upon the Closing and will supersede our existing registration rights agreement in its entirety.

Sponsor Support Agreement

Concurrently with the execution of the Business Combination Agreement, we entered into a Sponsor Support Agreement with the New Sponsor and Pubco (the “Sponsor Support Agreement”), pursuant to which, among other things, the New Sponsor agreed (i) to vote its Class A Shares and Class B Shares (the “New Sponsor Shares”) in favor of the Business Combination Agreement and the Transactions and each of the proposal to approve the Business Combination Agreement, the proposal to authorize and approve the Pathfinder Merger, and the proposal to approve a plan of domestication, (ii) to vote its New Sponsor Shares against any alternative transactions, (iii) to comply with the restrictions imposed by the Insider Letter (as defined above), by and among us, the Original Sponsor, and our officers and directors at the time of its initial public offering, pursuant to which the New Sponsor was later joined as a party by way of the Joinder (as defined above) to the Insider Letter, by and between us and the New Sponsor, including the restrictions on transfer and redemption of the Class A Shares and Class B Shares in connection with the Transactions, and (iv) subject to and conditioned upon the Closing, to waive any anti-dilution rights that would otherwise result in the Class B Shares converting into Class A Shares on a greater than one-for-one basis.

In addition, the New Sponsor agreed to effect certain security cancellations and issuances in connection with the Closing. Specifically, immediately prior to the time on the Closing Date when the certificate to be filed with the Delaware Secretary of State to certify the Pathfinder Merger (the “Pathfinder Certificate of Merger”) has been duly accepted for filing by the Delaware Secretary of State in accordance with the applicable provisions of Limited Liability Company Act of the State of Delaware (the “DLLCA”) (or such other time as specified in the Pathfinder Certificate of Merger) (the “Company Merger Effective Time”), the New Sponsor will forfeit for no consideration (a) 120,000 Class A Shares, (b) 2,364,000 Class B Shares and (c) 60,000 warrants, each exercisable for one Class A Share at $11.50 per share (the “Private Placement Warrants”).

Pursuant to the Sponsor Support Agreement, the New Sponsor also agreed, subject to and effective as of the Closing, to irrevocably and unconditionally release and waive any and all claims it may have against us, Pubco and Pathfinder or their respective affiliates arising on or prior to the Closing, subject to customary carve-outs.

Lock-Up Agreements

Concurrently with the Closing, us and each of the New Sponsor, Ripple and other Persons who will, immediately after the Closing, be holders of Pubco Stock or units of the Company Surviving Subsidiary and who, with Ripple, will collectively be deemed to form a “group” as defined in Section 13(d) of the Exchange Act (“Ripple Affiliate Investors”) will enter into a Lock-Up Agreement with Pubco (the “Lock-Up Agreements”), pursuant to which such parties agree that any shares of Pubco Stock, one warrant to purchase one share of Pubco Class A Common Stock issued to warrant holders of SPAC Delaware by Pubco (the “Pubco Warrants”), any shares of Pubco Stock issuable upon the exercise or settlement, as applicable, of Warrants, Pathfinder Units, and any other securities convertible into or exercisable or exchangeable for Pubco Stock, in each case, held by such holder immediately after the Closing will be locked-up and subject to transfer restrictions, as described below, subject to certain exceptions.

Pursuant to the Lock-Up Agreements, the parties thereto agree, among other things, not to, without the prior written consent of Pubco, (i) sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option to purchase or otherwise dispose of or agree to dispose of, directly or indirectly, or establish or increase a put equivalent position or liquidation with respect to or decrease a call equivalent position with respect to Restricted Securities (as defined in the Lock-Up Agreements), (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any Restricted Securities, whether any such transaction is to be settled by delivery of such securities, in cash or otherwise, or (iii) publicly announce the intention to effect any transaction specified in clause (i) or (ii), until the earlier of six months following the date of the Closing and the date on which Pubco consummates a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all Pubco shareholders having the right to exchange their shares of Pubco common stock for cash, securities or other property. The Lock-Up Agreements include customary exceptions to the transfer restrictions, including transfers to affiliates.

Subscription Agreements

Advance Funding Subscription Agreements

Together with Pubco and Pathfinder, we entered into advance funding subscription agreements in connection with the execution of the Business Combination Agreement (the “Advance Funding Subscription Agreements”) with certain institutional investors and individual accredited investors (“Advance Subscribers”) pursuant to which the Advance Subscribers agreed to purchase, and Pubco agreed to issue and sell, on the Closing Date, shares of Pubco Class A Common Stock for an aggregate of $214.05 million in cash and a contribution of 600,000 XRP tokens, in a private placement (the “PIPE”), upon the terms and subject to the conditions set forth in such agreements. Advance Subscribers will receive a number of shares of Pubco Class A Common Stock on the Closing Date equal to the quotient of (i) the Advance Subscriber Subscription Price and (ii) $10.00 (the “Initial Subscribed Shares”), plus the Adjustment Shares (as defined below). “Advance Subscriber Subscription Price” means (a) if the Advance Subscriber elected to subscribe for shares of Pubco Class A Common Stock with cash, the amount of cash contributed as set forth on the signature page to its Advance Funding Subscription Agreement or (b) if the Advance Subscriber elected to subscribe for shares of Pubco Class A Common Stock with XRP, such amount (in USD) equal to the product of (x) the amount of XRP contributed as set forth on the signature page to its Advance Funding Subscription Agreement and (y) the XRP Token VWAP on October 19, 2025.

Delayed Funding Subscription Agreements

Together with Pubco and Pathfinder, we entered into delayed funding subscription agreements in connection with the execution of the Business Combination Agreement (each, a “Delayed Funding Subscription Agreement” and collectively, the “Delayed Funding Subscription Agreements”) with certain institutional investors and individual accredited investors (“Delayed Subscribers”) pursuant to which the Delayed Subscribers agreed to purchase, and Pubco agreed to issue and sell, on the Closing Date, shares of Pubco Class A Common Stock for an aggregate of $10.5 million in cash and a contribution of 200,000 XRP tokens, in a PIPE, upon the terms and subject to the conditions set forth in such agreements. Delayed Subscribers will receive a number of shares of Pubco Class A Common Stock on the Closing Date equal to the quotient of (i) the Delayed Subscriber Subscription Price and (ii) $10.00. “Delayed Subscriber Subscription Price” means (a) if the Delayed Subscriber elected to subscribe for shares of Pubco Class A Common Stock with cash, the amount of cash contributed as set forth on the signature page to its Delayed Funding Subscription Agreement or (b) if the Delayed Subscriber elected to subscribe for shares of Pubco Class A Common Stock with XRP, such amount (in USD) equal to the product of (x) the amount of XRP contributed as set forth on the signature page to its Delayed Funding Subscription Agreement and (y) the Closing Date XRP Token VWAP.

Series C Subscription Agreements

In connection with the execution of the Business Combination Agreement, and together with Pubco and Pathfinder, we entered into a Series C Subscription Agreement with the New Sponsor (the “Series C Subscription Agreement”) pursuant to which the Sponsor agreed to purchase, and Pubco agreed to issue and sell, on the Closing Date, shares of Pubco Class A Common Stock and Pubco Class C Common Stock for a contribution of 211,319,096.061435 XRP tokens, in a PIPE, upon the terms and subject to the conditions set forth in such agreement.

The New Sponsor will receive an aggregate number of shares of Pubco Class A Common Stock and Pubco Class C Common Stock on the Closing Date equal to the quotient of (i) the New Sponsor Subscription Price and (ii) Initial Subscribed Shares, plus Adjustment Shares. “New Sponsor Subscription Price” means (a) if the New Sponsor elected to subscribe for shares of Pubco Class A Common Stock and Pubco Class C Common Stock with cash, the amount of cash contributed as set forth on the signature page to the Series C Subscription Agreement or (b) if the New Sponsor elected to subscribe for such shares with XRP, such amount (in USD) equal to the product of (x) the amount of XRP contributed as set forth on the signature page to the Series C Subscription Agreement and (y) the Signing Date XRP Token VWAP.

The New Sponsor will receive a number of shares of Pubco Class A Common Stock on the Closing Date that would result in the Series C DQ Persons collectively owning, immediately after the Closing Date and the other related transactions, a number of Pubco Class A Common Stock that would cause such Series C DQ Persons to be the beneficial owners of capital stock of Pubco such that the Series C Attributed Ownership Percentage equals 19.9%. The New Sponsor will receive a number of shares of Pubco Class C Common Stock equal to the number of Subscribed Shares minus the number of shares of Pubco Class A Common Stock issued to the Sponsor pursuant to the preceding sentence.

The closing of the Series C Subscription Agreement is conditioned on, among other things, the satisfaction, or waiver by the New Sponsor, of the additional condition that, on the date hereof, no Other Subscription Agreement (or other agreements or understandings (including side letters) entered into in connection therewith or in connection with the sale of the Other Equity Interests) shall have been amended, modified or waived in any manner that benefits any Other Subscriber with respect to the economic terms governing the purchase and sale of such Other Equity Interests unless the New Sponsor shall have been offered in writing the same economic benefits, subject to certain exceptions.

Ripple Group Subscription Agreements

In connection with the execution of the Business Combination Agreement, and together with Pubco and Pathfinder, we entered into a subscription agreement with certain affiliates of Ripple (each, a “Ripple Group Subscription Agreement,” and together, the “Ripple Group Subscription Agreements,”) and together with the Advance Funding Subscription Agreements, the Delayed Funding Subscription Agreement and the Series C Subscription Agreement, the “Subscription Agreements”) pursuant to which the affiliates of Ripple (the “Ripple Group Subscribers”) agreed to purchase, and Pubco agreed to issue and sell, on the Closing Date, shares of Pubco Class A Common Stock and Pathfinder Units for an aggregate contribution of 50 million XRP tokens, in a PIPE, upon the terms and subject to the conditions set forth in such agreement.

The Ripple Group Subscribers will receive an aggregate number of shares of Pubco Class A Common Stock and Pathfinder Units on the Closing Date equal to the quotient of (i) the Ripple Group Subscription Price and (ii) Initial Subscribed Equity Units, plus Adjustment Equity Units. “Ripple Group Subscription Price” means (a) if such Ripple Group Subscriber elected to subscribe for shares of Pubco Class A Common Stock and Pathfinder Units with cash, the amount of cash contributed as set forth on the signature page to the applicable Ripple Group Subscription Agreement or (b) if such Ripple Group Subscriber elected to subscribe for such equity units with XRP, such amount (in USD) equal to the product of (x) the amount of XRP contributed as set forth on the signature page to the Ripple Group Subscription Agreement and (y) the Signing Date XRP Token VWAP.

The Ripple Group Subscribers will receive a number of shares of Pubco Class A Common Stock on the Closing Date that would result in the Ripple Group Holders collectively owning, immediately after the Closing Date and the other related transactions, a number of Pubco Class A Common Stock that would cause such Ripple Group Holders to be the beneficial owners of capital stock of Pubco such that the Ripple Group Ownership Percentage equals 9.9%. The Ripple Group Subscriber will also receive a number of Pathinder Units equal to the number of Subscribed Equity Interests minus the number of Subscribed Shares.

The closing of each Ripple Group Subscription Agreement is conditioned on, among other things, the satisfaction or waiver by each Ripple Group Subscriber that no Other Ripple Group Subscription Agreement (or other agreements or understandings (including side letters) entered into in connection therewith or in connection with the sale of the Other Ripple Group Subscribed Equity Interests) shall have been amended, modified or waived in any manner that benefits any Other Ripple Group Subscriber unless the Ripple Group Subscriber shall have been offered in writing the same benefits.

No fractional shares of Pubco Class A Common Stock, Pubco Class B Common Stock, or Pathfinder Unit will be issued in connection with the Subscription Agreements, and any fractional equity units otherwise issuable will be rounded down to the nearest whole equity unit

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our activities from October 3, 2024 (inception) through September 30, 2025, were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income in marketable securities held in the trust account established for the benefit of our public shareholders (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, our initial Business Combination.

For the period from October 3, 2024 (inception) through September 30, 2025, we had a net income of $1,771,983, which consisted of interest earned on marketable securities held in Trust Account of $3,748,166, offset by general and administrative costs of $1,706,183.

Liquidity, Going Concern and Capital Resources

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

For the period from October 3, 2024 (inception) through September 30, 2025, cash used in operating activities was $349,425. Net income of $1,771,983 was affected by interest earned on cash and marketable securities held in the Trust Account of $3,748,166 and an adjustment to accrued offering costs of $5,000, offset by the payment of operating costs through the issuance of Class B Shares of $25,000, payment of formation and operating costs through promissory note – related party of $4,614 and $870, respectively. Changes in operating assets and liabilities provided $1,331,274 of cash for operating activities.

As of September 30, 2025, we had cash and marketable securities held in the Trust Account of $234,628,166 (including approximately $3,478,166 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable, if any), to complete our Business Combination. To the extent that the share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2025, we had cash of $361,105. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the New Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. A portion of such Working Capital Loans may be convertible into private placement units of the post Business Combination entity at the option of the lender. The units would be identical to the private placement units.

We may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

We have until the end of the Combination Period to consummate an initial Business Combination. It is uncertain that we will be able to consummate an initial business combination by November 22, 2026. If an initial Business Combination is not consummated within the Combination Period, there will be mandatory liquidation and subsequent dissolution. Management has determined that the liquidity condition and mandatory liquidation, should an initial Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after November 22, 2026.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities, other than an agreement to pay the Original Sponsor $12,000 per month for office space, administrative and support services. These monthly fees will cease upon the completion of the initial Business Combination or the liquidation of the Company. The administrative services agreement with our Original Sponsor was terminated on August 28, 2025; all outstanding fees were paid through this date. No agreement for administrative service fees has been entered into with our New Sponsor.

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

Additionally, the Underwriters are entitled to $0.40 per Unit sold in the offering, $9,200,000 in the aggregate, and is payable to the Underwriters based on the percentage of funds remaining in the Trust Account after redemptions of public shares, for deferred underwriting commissions to be placed in a Trust Account located in the United States and released to the underwriters only upon the completion of an initial Business Combination. On September 9, 2025, we entered into a letter agreement with our Underwriters that the Underwriters shall, severally and not jointly, on the terms and conditions set forth in the letter agreement, and contingent upon the occurrence of a specified event that relates to a digital asset treasury transaction, reimburse a portion of the our bona fide documented fees and expenses incurred in connection with our Initial Public Offering in an amount of $2,300,000 (the “Reimbursement Amount”), with such amount decreased by $0.10 for every ordinary share for which a public shareholder exercises its redemption rights in connection with or prior to the specified event. As of September 30, 2025, no reimbursements have been recorded under this agreement.

We have entered into an agreement with an advisor, Northland, a cash transaction fee equal to a cash transaction fee equal to 1.0% of the consideration in the event that this advisor introduces the Company to the target with which we complete an initial Business Combination which is payable only upon and subject to the closing of the initial Business Combination. We have also agreed to pay Northland up to $20,000 in reimbursable out-of-pocket expenses. No amounts were incurred under this agreement from the period from our inception through September 30, 2025. We have entered into an agreement with an investor relations advisor, Bishop IR (“Bishop”) for the period from May 19, 2025 through May 18, 2026 with a monthly fee of $8,500, payable only upon and subject to the closing of the initial Business Combination. Upon completion of the initial Business Combination, Bishop will be entitled to a success fee of $100,000 payable only upon and subject to the closing of the initial Business Combination. Bishop shall also be reimbursed for all reasonable expenses and disbursements incurred on our behalf provided they do not exceed $300 without our prior consent. The agreement with Bishop was terminated effective September 3, 2025 by our New Sponsor. Upon termination of the agreement the Company recognized $37,564 of expenses which are included in deferred professional fees in our balance sheet as of September 30, 2025.

On October 19, 2025, we retained CCM to provide an opinion to our Board as to the fairness of the Exchange Ratio (as defined in the Fairness opinion) in connection with our proposed Initial Business Combination Agreement. Pursuant to the terms of its engagement, CCM became entitled to a fee of $450,000 in consideration for the fairness opinion (the “Fairness Opinion Fee”). The Fairness Opinion Fee is due and payable to CCM as follows: (i) up to $100,000 became due to CCM upon informing our Board that it was prepared to render and deliver the fairness opinion; and (ii) the balance of the Fairness Opinion Fee is due upon the earlier of the closing of the proposed Initial Business Combination or the termination of the merger agreement entered into by us with respect to the proposed Initial Business Combination. We have also agreed to reimburse CCM’s reasonable expenses up to an aggregate amount of $125,000 and to indemnify CCM against liabilities arising out of or in connection with the services rendered and to be rendered by CCM under its engagement with us.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Making estimates requires Management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could materially differ from those estimates. As of September 30, 2025, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We have adopted ASU 2023-07 on October 3, 2024, the date of our incorporation.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
This information appears following Item 15 of this Report and is included herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
As of September 30, 2025, we did not have changes in, or disagreements with, our independent registered public accounting firm on our accounting and financial disclosure.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2025, pursuant to
Rule 13a-15(b)
under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2025, our disclosure controls and procedures were effective.
We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Management’s Report on Internal Control Over Financial Reporting
This Annual Report on Form
10-K
does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies. Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2025. Based on its assessment, Management concluded that our internal control over financial reporting was effective as of September 30, 2025.
This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. As an emerging growth company, Management’s report is not subject to attestation by our registered public accounting firm.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules
13a-15(f)
and
15d-15(f)
of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
During our last fiscal quarter, no director or officer, as defined in Rule
16a-1(f)
of the Exchange Act, adopted or terminated a “Rule
10b5-1
trading arrangement” or any
“non-Rule
10b5-1
trading arrangement,” each as defined in Item 408 of Regulation
S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
As of the date of this Form
10-K,
our directors and executive officers are as follows:

Name	Age	Title
Taryn Naidu	47	Chief Executive Officer and Director
Kyle Horton	38	Chief Financial Officer
J. Michael Arrington	55	Chairman and Director
Richard Danis	56	Director
Lindy Key	43	Director
Ronald Palmeri	61	Director
J. Michael Arrington
 has served as Chairman and Director of the Board since August 2025. He was the founder of and has been a Managing Member at Arrington Capital Management, LLC, a web3 multi-strategy hedge fund, since December 2017 and at Arrington Capital Investment Management, LLC since August 2021, an affiliate of the Company. Mr. Arrington founded TechCrunch, a leading technology news site launched in 2005. Mr. Arrington previously practiced corporate law, co-founded several
startups, and later established the venture firm CrunchFund, prior to focusing on cryptocurrency and web3 investments. Mr. Arrington received a Bachelor of Arts in Economics from Claremont McKenna College and a Juris Doctor from Stanford Law School. We believe that Mr. Arrington is qualified to serve on our Board because of his senior management, business development, and industry experience (including web3 and venture experience).
Taryn Naidu
 has served as the Chief Executive Officer of the Company since August 2025. He has served as a Partner and Chief Operating Officer at Arrington Capital Investment Management, LLC, an affiliate of the Company, since June 2023. Mr. Naidu also serves as a director at System1, Inc. (Nasdaq: SST). From March 2019 to April 2022, Mr. Naidu served as the Chief Operating Officer at Rigetti Computing, Inc., where he was instrumental in the business operations and led multiple financing rounds for such company, including its public offering through a deSPAC merger. From August 2014 to August 2017, Mr. Naidu was the Chief Executive Officer and a member of the Board of Directors of Rightside Group Ltd. after its business separation from Leaf Group Ltd. in 2014, where he led one of the leading domain services companies, until its sale to Identity Digital in 2017. Mr. Naidu received a Bachelor of Computer Science from the University of Regina. We believe Mr. Naidu is qualified to serve on our Board because of his technical background, his experience with public company boards, and his strategic planning and industry experience.
Kyle Horton
 has served as the Chief Financial Officer of the Company since August 2025. He started his career as an Engineering Officer in the United States Air Force serving in both the US and Afghanistan. Mr. Horton has worked in Finance and Operations at large public companies, Apple and Wayfair, as well as several early-stage technology startups. As Senior Vice President of Strategy, Finance and Operations at Rigetti Computing (Nasdaq: RGTI) from August 2020 to April 2023, Mr. Horton was instrumental in taking Rigetti Computing public through a SPAC transaction in 2022. Mr. Horton served as Vice President, Operations at Invisible AI from August 2023 to December 2023. Mr. Horton has served as the Vice President, Finance and Operations at Arrington Capital Investment Management, LLC, an affiliate of the Company, since January 2024, a web3 multi-strategy hedge fund. Mr. Horton received a Bachelor of Science from the University of Virginia and a Master of Business Administration from Cornell University.
Richard Danis
 has served on the Board since August 2025. He served as the General Counsel for Bluetooth SIG, Inc. from December 2024 to April 2025, and as the General Counsel and Corporate Secretary at Rigetti Computing, Inc. from July 2019 to December 2024. From January 2020 to December 2022, Mr. Danis served as a Director on the board of F3 Nation, Inc. Mr. Danis received a Bachelor of Art in Accounting from Ohio University and a Juris Doctor from DePaul University College of Law. We believe that Mr. Danis is qualified to serve on the Board because of his senior management experience and his experience with risk assessment, international business, and board governance.

Ronald Palmeri
 has served on the Board since August 2025. He served as Chief Executive Officer and director at Trainspot, Inc. from August 2023 to July 2024. From June 2019 to February 2022, Mr. Palmeri served as a Partner at Arrington Capital Management, LLC, an affiliate of the Company, where he worked with entrepreneurs creating new rails for data, finance, and ownership. Prior to joining Arrington Capital Management, LLC, Mr. Palmeri founded several startups and MkII Ventures. Mr. Palmeri received a Bachelor of Arts in History and French from Middlebury College and attended Sciences Po in Paris. He has written and spoken widely on user-driven product development and the craft of venture company-building. We believe that Mr. Palmeri is qualified to serve on our Board because of his senior management, business development, and industry experience (including web3 and venture experience) and his knowledge of and perspective on building and operating companies.
Lindy Key
 has served on the Board since August 2025. She was the founder and has been the Principal of WNC Consulting Group, LLC since February 2020, providing accounting and finance consulting services to companies. From October 2015 to February 2020, Ms. Key served as the Assistant Controller and later Controller at Porch Group Inc., and as Director of Accounting at Leaf Group Ltd. Ms. Key holds an undergraduate degree in Business Administration from the University of Washington and a Certificate in Accounting from the University of Washington Foster School of Business. We believe Ms. Key is qualified to serve on our Board because of her technical background, her accounting and auditing experience, and her international business experience.
There are no family relationships among any of the directors or executive officers.
Involvement in Certain Legal Proceedings
During the past ten years, none of our executive officers, directors or nominees have (i) been convicted in a criminal proceeding (excluding traffic violations and similar misdemeanors) or (ii) been a party to any judicial or administrative proceeding (except for matters that were dismissed without sanction or settlement) that resulted in a judgment, decree or final order enjoining such person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws.
During the past ten years (i) no petition has been filed under federal bankruptcy laws or any state insolvency laws by or against any of our executive officers, directors or nominees, (ii) no receiver, fiscal agent or similar officer was appointed by a court for the business or property of any of our executive officers, directors or nominees, and (iii) none of our executive officers, directors or nominees was an executive officer of any business entity or a general partner of any partnership at or within two years before the filing of a petition under the federal bankruptcy laws or any state insolvency laws by or against such entity. All of our executive officers, directors and nominees listed above are U.S. citizens.
As of the date hereof, we are not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us or any of our executive officers or directors in their corporate capacity.

Corporate Governance
Number and Terms of Office of Officers and Directors
We currently have five directors. Prior to the closing of our initial business combination, only holders of the Class B Shares will be entitled to vote on the appointment and removal of directors or continuing our company to a jurisdiction outside the Cayman Islands (including any special resolution required to amend its constitutional documents or to adopt new constitutional documents, in each case, as a result of its approving a transfer by way of continuation to a jurisdiction outside the Cayman Islands). Holders of the public shares will not be entitled to vote on such matters during such time. These provisions of our Amended and Restated Memorandum and Articles of Association relating to these rights of holders of Class B Shares may be amended by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of our initial business combination, two-thirds)
of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of our company. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq.
Our officers are appointed by the Board and serve at the discretion of the Board, rather than for specific terms of office. Our Board is authorized to appoint officers as it deems appropriate pursuant to the Amended and Restated Memorandum and Articles of Association.
Director Independence
Nasdaq listing standards require that a majority of the Board be independent. Our Board has determined that Mr. Richard Danis, Ms. Lindy Key and Mr. Ronald Palmeri are “independent directors” as defined in the Nasdaq listing standards. Our independent directors have regularly scheduled meetings at which only independent directors are present.
Committees of the Board of Directors
Our Board has three standing committees: an audit committee, compensation committee and a nominating and corporate governance committee. The rules of Nasdaq and Rule
10A-3
of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our Board and has the composition and responsibilities described below.
Audit Committee
Mr. Richard Danis, Ms. Lindy Key and Mr. Ronald Palmeri serve as the members of our audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent. Mr. Richard Danis, Ms. Lindy Key and Mr. Ronald Palmeri are each independent.
Ms. Lindy Key serves as the chairman of the audit committee. Each member of the audit committee is financially literate and the Board has determined that all members qualify as “audit committee financial experts” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•
assisting board oversight of (1) the accounting and financial reporting processes of our company and the audits of the financial statements of our company, (2) the preparation and integrity of the financial statements of our company, (3) the compliance by our company with financial statement and regulatory requirements, (4) the performance of our internal finance and accounting personnel and its independent registered public accounting firms, and (5) the qualifications and independence of our independent registered public accounting firms;

•
reviewing with each of the internal and independent registered public accounting firms the overall scope and plans for audits, including authority and organizational reporting lines and adequacy of staffing and compensation;

•
reviewing and discussing with Management and internal auditors our system of internal control and discussing with the independent registered public accounting firm any significant matters regarding internal controls over financial reporting that have come to its attention during the conduct of its audit;

•
reviewing and discussing with Management, internal auditors and the independent registered public accounting firm our financial and critical accounting practices, and policies relating to risk assessment and management;

•
reviewing reports of the independent registered public accounting firm and discussing 1) all critical accounting policies and practices to be used in the firm’s audit of our financial statements, 2) all alternative treatments of financial information within GAAP that have been discussed with Management, ramifications of the use of such alternative disclosures and treatments, and the treatment preferred by the independent registered public accounting firm, and 3) other material written communications between the independent registered public accounting firm and management, such as any management letter or schedule of unadjusted differences;

•
reviewing and discussing with Management and the independent registered public accounting firm the annual and quarterly financial statements and section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our company prior to the filing of our Annual Report on Form
10-K
and Quarterly Reports on Form
10-Q;

•
reviewing, or establishing, standards for the type of information and the type of presentation of such information to be included in, earnings press releases and earnings guidance provided to analysts and rating agencies;

•
discussing with Management and the independent registered public accounting firm any changes in our critical accounting principles and the effects of alternative GAAP methods, off-balance
sheet structures and regulatory and accounting initiatives;

•	reviewing material pending legal proceedings involving our company and other contingent liabilities;

•
meeting periodically with the Chief Executive Officer, Chief Financial Officer, the senior internal auditing executive and the independent registered public accounting firm in separate executive sessions to discuss results of examinations;

•
reviewing and approving all transactions between our company and related parties or affiliates of the officers of our company requiring disclosure under Item 404 of Regulation
S-K
prior to our company entering into such transactions;

•
establishing procedures for the receipt, retention and treatment of complaints received by our company regarding accounting, internal accounting controls or auditing matters, and the confidential, anonymous submissions by employees or contractors of concerns regarding questionable accounting or accounting matters;

•
with our Management, independent registered public accounting firm and outside legal counsel (i) legal and regulatory matters which may have a material effect on the financial statements, and (ii) corporate compliance policies or codes of conduct, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities; and

•	establishing policies for the hiring of employees and former employees of the independent registered public accounting firm.
Compensation Committee
The members of our compensation committee are Mr. Richard Danis, Ms. Lindy Key and Mr. Ronald Palmeri, who serves as chair of the compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have a compensation committee of at least two members, all of whom must be independent. Mr. Richard Danis, Ms. Lindy Key and Mr. Ronald Palmeri are each independent. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•	reviewing the performance of the Chief Executive Officer and executive management;

•	assisting the Board in developing and evaluating potential candidates for executive positions (including Chief Executive Officer);

•
reviewing and approving goals and objectives relevant to the Chief Executive Officer and other executive officer compensation, evaluating the Chief Executive Officer’s and other executive officers’ performance in light of these corporate goals and objectives, and setting the Chief Executive Officer and other executive officer compensation levels consistent with its evaluation and our philosophy;

•	approving the salaries, bonus and other compensation for all executive officers;

•	reviewing and approving compensation packages for new corporate officers and termination packages for corporate officers as requested by Management;

•	reviewing and discussing with the Board and senior officers plans for officer development and corporate succession plans for the Chief Executive Officer and other senior officers;

•	reviewing and making recommendations concerning executive compensation policies and plans;

•	reviewing and recommending to the Board the adoption of or changes to the compensation of our directors;

•	reviewing and approving the awards made under any executive officer bonus plan, and providing an appropriate report to the Board;

•
reviewing and making recommendations concerning long-term incentive compensation plans, including the use of share options and other equity-based plans, and, except as otherwise delegated by the Board, acting as the “Plan Administrator” for equity-based and employee benefit plans;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	reviewing periodic reports from Management on matters relating to our personnel appointments and practices;

•	assisting Management in complying with our proxy statement and annual report disclosure requirements;

•	annual Report of the Compensation Committee on Executive Compensation for our annual proxy statement in compliance with applicable SEC rules and regulations;

•
annually evaluating the committee’s performance and the compensation committee’s charter and recommending to the Board any proposed changes to the compensation committee charter or the compensation committee; and

•
undertaking all further actions and discharge all further responsibilities imposed upon the compensation committee from time to time by the Board, the federal securities laws or the rules and regulations of the SEC.

The Amended and Restated Memorandum and Articles of Association also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.
Nominating and Corporate Governance Committee
The members of our nominating and corporate governance committee are Ms. Lindy Key, Mr. Ronald Palmeri and Mr. Richard Danis, who serves as chair of the nominating and corporate governance committee. Under the Nasdaq listing standards and applicable SEC rules, all nominating and corporate governance committee members must be independent. Mr. Richard Danis, Ms. Lindy Key and Mr. Ronald Palmeri are each independent. We have adopted a nominating and corporate governance committee charter, which details the principal functions of the nominating and corporate governance committee, including:

•
identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by our Board, and recommending to our Board candidates for nomination for election at the annual meeting of shareholders or to fill vacancies on our Board;

•	developing and recommending to the Board and overseeing implementation of our corporate governance guidelines;

•	coordinating and overseeing the annual self-evaluation of the Board, its committees, individual directors and management in the governance of the company; and

•	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.
The Amended and Restated Memorandum and Articles of Association also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.
Compensation Committee Interlocks and Insider Participation
None of our executive officers currently serves, and in the past year has not served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors.
Section 16 (a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who beneficially own more than ten percent of our common share to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended September 30, 2025, there were no delinquent filers.
Code of Ethics
We have adopted a Code of Business Conduct applicable to its directors, officers and employees. We have filed a copy of our Code of Business Conduct as an exhibit to its registration statement on
Form S-1/A,
as filed with the Commission on May 14, 2025. We will provide to any person without charge, upon request, a copy of our Code of Business Conduct. Such requests should be made in writing to the following address: 382 NE 191st Street, Suite 52895 Miami, FL 33179-52895. If we make any amendments to our Code of Business Conduct, will disclose the nature of such amendment or waiver in a Current Report on Form 8-K.
Insider Trading Policy
We have adopted an insider trading policy governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees and their respective immediate family members, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards while they are in possession of material nonpublic information (the “Insider Trading Policy”). The Insider Trading Policy requires insiders to (1) refrain from purchasing securities during certain blackout periods and when they are in possession of any material non-public
information and (2) clear certain trades prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule
10b5-1
plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. In addition, with regard to our trading in our own securities, it is our policy to comply with all applicable insider trading laws, rules, and regulations.
The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached hereto as Exhibit 19 and is incorporated herein by reference.

Amended and Restated Memorandum and Articles of Association
Pursuant to the Amended and Restated Memorandum and Articles of Association (“Articles”), a holder of Class A Shares issued as part of our Units in our Initial Public Offering, whether purchased in the our Initial Public Offering or in the open market following our Initial Public Offering (“Public Shares”) that is not the New Sponsor, a Founder, Officer or Director (as each such term is defined in our Articles) may request that we redeem all or a portion of such holder’s Public Shares for cash if an initial business combination and related transactions are consummated. A holder of Public Shares will be entitled to receive cash for any Public Shares to be redeemed only if they:

(i)
(A) hold Public Shares; or (B) hold Public Shares through units sold in the Initial Public Offering, each comprising one Class A Share and one-half
of a warrant to purchase one Class A Share (such warrants, “SPAC Public Warrants” and together “SPAC Units”) and elect to separate their SPAC Units into the underlying Public Shares and SPAC Public Warrants prior to exercising their redemption rights with respect to the Public Shares;

(ii)
submit a written request to Continental Stock Transfer & Trust Company, SPAC’s transfer agent (the “Transfer Agent”), including the legal name, phone number and address of the beneficial owner of the Public Shares for which redemption is requested, that SPAC redeems all or a portion of the Public Shares for cash; and

(iii)	deliver their share certificates for Public Shares (if any) along with any other applicable redemption forms to the Transfer Agent, physically or electronically through The Depository Trust Company.
Holders must complete the procedures for electing to have their Public Shares redeemed in the manner described above and in accordance with the Articles two Business Days prior to the initially scheduled date of the extraordinary general meeting to considers related to the initial business combination or any later time and/or date specified by the Board in accordance with Articles in order to properly exercise their redemption rights.
Limitation on Liability and Indemnification of Officers and Directors
Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, actual fraud or the consequences of committing a crime. Our charter provides that our officers and directors will be indemnified by us to the fullest extent permitted by law, as it now exists or may in the future be amended, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We have purchased a policy of directors’ and officers’ liability insurance that insures its officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures it against its obligations to indemnify its officers and directors, up to a limit of $5 million.
Our officers and directors have agreed, and any persons who may become officers or directors prior to the initial business combination will agree, to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account, and to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the Trust Account for any reason whatsoever (except to the extent they are entitled to funds from the Trust Account due to their ownership of public shares). Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against its officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against its officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.
We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.
ITEM 11. EXECUTIVE COMPENSATION
Executive Officer and Director Compensation
None of our officers or directors has received any cash compensation for services rendered to us. However, these individuals are reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Any such payments prior to an initial business combination will be made using funds held outside the Trust Account.
After the completion of our initial business combination, directors or members of our Management Team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of Management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.
We do not intend to take any action to ensure that members of our Management Team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our Management’s motivation in identifying or selecting a target business but we do not believe that the ability of our Management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Beneficial Ownership

The following table sets forth as of September 30, 2025 information regarding the beneficial ownership of our shares of common share, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common share;

•	each of our officers and directors; and

•	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common shares beneficially owned by them.

	Class A Shares		Class B Shares
Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Outstanding Ordinary Shares
Prior Holders
Stephen P. Herbert(2)	400,000	1.7%	7,880,000	100%
Douglas M. Lurio(3)	400,000	1.7%	7,880,000	100%
Current Holders
Arrington XRP Capital Fund, LP	400,000	1.7%	7,880,000	100%	—
J. Michael Arrington(4)	400,000	1.7%	7,880,000	100%	—
Taryn Naidu	—	—	—	—	—
Kyle Horton	—	—	—	—	—
Richard Danis(5)	—	—	—	—	—
Lindy Key(5)	—	—	—	—	—
Ronald Palmeri(5)	—	—	—	—	—
All directors and officers as a group (6 persons)	400,000	1.7%	7,880,000	100%	—

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 382 NE 191st St, Suite 52895, Miami, Florida 33179-3899.
(2)

Stephen P. Herbert previously served as our Chief Executive Officer. Stephen P. Herbert was a managing member of the Original Sponsor and had voting and investment discretion with respect to the securities held of record by the Original Sponsor. Accordingly, Stephen P. Herbert may be deemed to have had beneficial ownership of the securities held of record by the Original Sponsor. The business address at the time of his ownership was 1760 Market St., Suite 602, Philadelphia, Pennsylvania 19103.

(3)

Douglas M. Lurio previously served as our Chief Financial Officer. Douglas M. Lurio was a managing member of the Original Sponsor and had voting and investment discretion with respect to the securities held of record by the Original Sponsor. Accordingly, Douglas M. Lurio may be deemed to have had beneficial ownership of the securities held of record by the Original Sponsor. The business address at the time of his ownership was 1760 Market St., Suite 602, Philadelphia, Pennsylvania 19103.

(4)	Consists of (a) 400,000 Class A Shares held of record by Arrington XRP Capital Fund, LP, and (b) 7,880,000 shares of Class B Shares held of record by Arrington XRP Capital Fund, LP.

Changes in Control

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our Relationships and Related Party Transactions

The New Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to New Sponsor, officers, directors or our or any of their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Sponsor Securities Purchase Agreement

On August 12, 2025, we entered into the Purchase Agreement with the New Sponsor and the Original Sponsor, pursuant to which the Original Sponsor agreed to sell to the New Sponsor, and the New Sponsor agreed to purchase from the Original Sponsor, an aggregate of 7,880,000 Class B Shares, 400,000 Class A Shares, and 200,000 Private Warrants for an aggregate purchase price of $6,600,000 (such transaction, the “New Sponsor Purchase”) and the New Sponsor received a limited, revocable license to the Armada Acquisition Corp. II branding for a period of time that expires not later than November 22, 2026 (unless the termination date of the Company is extended to a later date). On August 28, 2025, the New Sponsor Purchase was completed pursuant to the terms of the Purchase Agreement, and the New Sponsor owns all of the equity interests in our company held by the Original Sponsor.

Joinder Agreement

On August 28, 2025, the New Sponsor entered that certain joinder to insider letter agreement and registration rights agreement (the “Joinder”). Pursuant to the Joinder, the New Sponsor agreed, with effect from the date of the Joinder, to join as a party a letter agreement, dated May 20, 2025, among our company, the Original Sponsor and each of the directors and officers of Pathfinder (the “Insider Letter”), and to that certain Registration Rights Agreement, dated May 20, 2025, among our company, the Original Sponsor, CCM, Northland and the other Holders (as defined therein) signatory thereto (the “Registration Rights Agreement”). Pursuant to the Insider Letter, the New Sponsor and each of the directors and officers of our company have agreed, in each case as set forth therein, to vote in favor of our company’s initial business combination; to facilitate the liquidation and winding up of our company if an initial business combination is not consummated within 18 months from the closing of the Initial Public Offering or such later period approved by our shareholders; to certain transfer restrictions with respect to our securities; and, as to New Sponsor, certain indemnification obligations. The Registration Rights Agreement provides for customary demand and piggy-back registration rights for the Holders, as well as certain transfer restrictions applicable to the Holders with respect to the securities of our company that they hold.

Waiver to Insider Letter

On August 28, 2025, we entered into a waiver agreement with certain other parties with respect to the Insider Letter, pursuant to which, the parties thereto irrevocably waived certain provisions of the Insider Letter to the extent, but only to the extent, necessary or desirable to facilitate the purchase of the Common Shares by the New Sponsor from the Original Sponsor.

Sponsor Support Agreement

Concurrently with the execution of the Business Combination Agreement, we entered into the Sponsor Support Agreement, pursuant to which, among other things, the New Sponsor agreed to (a) vote its Common Shares in favor of the Business Combination Agreement and the Transactions and each of the proposals to be approved by SPAC shareholders at the extraordinary general meeting to consider such matters, (b) vote its Common Shares against (i) any acquisition proposal or alternative to the Transactions, (ii) any merger, consolidation, combination, sale of substantial assets, reorganization, recapitalization, dissolution, liquidation or winding up of the Company (other than the Transactions), (iii) any change in our business, and (iv) any proposal, action or agreement involving us that would or would reasonably be expected to impede, frustrate, prevent or nullify the Business Combination Agreement or any ancillary agreement, (c) comply with the restrictions imposed by the Insider Letter, including the restrictions on redeeming Common Shares in connection with the Transactions and complying with the transfer restrictions with respect to its Common Shares and Private Warrants, (d) subject to and conditioned upon the closing of the Transactions, waive any anti-dilution rights in connection with the Transactions that would otherwise result in the Class B Shares converting into Class A Shares on a greater than one-for-one basis, (e) subject to and conditioned upon the closing of the Transactions, effective as of the closing of the Transactions, waive and forever discharge all Claims (as defined below) against us, Pubco, Pathfinder and each of their respective and each of its and their past and present directors, officers, employees, agents, predecessors, successors, assigns, affiliates and subsidiaries, provided that nothing releases, waives or discharges any claim for fraud or the specific categories of claims expressly preserved in the Sponsor Support Agreement (including claims under the Sponsor Support Agreement or any other ancillary agreement, rights to receive Pubco securities thereunder, and indemnification rights) and (f) immediately prior to the Company Merger Effective Time, forfeit for no consideration 120,000 Class A Shares, 2,364,000 Class B Shares and 60,000 Private Warrants.

For the purposes of the preceding paragraph, “Claims” mean all past or present claims, demands, damages, debts, judgments, causes of action and liabilities of any nature whatsoever, whether or not known, suspected or claimed, arising directly or indirectly from any act, omission, event or transaction occurring (or any circumstances existing) at or prior to the Closing.

Advance Funding Subscription Agreements

In connection with the execution of the Business Combination Agreement, Pubco, Pathfinder and the Company entered into advance funding subscription agreements (the “Advance Funding Subscription Agreements”) with certain institutional investors and individual accredited investors (“Advance Subscribers”) pursuant to which the Advance Subscribers agreed to purchase, and Pubco agreed to issue and sell, on the Closing Date, shares of Pubco Class A Common Stock for an aggregate of $214.05 million in cash and a contribution of 600,000 XRP tokens, in a private placement (the “PIPE”), upon the terms and subject to the conditions set forth in such agreements. Advance Subscribers will receive a number of shares of Pubco Class A Common Stock on the Closing Date equal to the quotient of (i) the Advance Subscriber Subscription Price and (ii) $10.00 (the “Initial Subscribed Shares”), plus the Adjustment Shares (as defined below). “Advance Subscriber Subscription Price” means (a) if the Advance Subscriber elected to subscribe for shares of Pubco Class A Common Stock with cash, the amount of cash contributed as set forth on the signature page to its Advance Funding Subscription Agreement or (b) if the Advance Subscriber elected to subscribe for shares of Pubco Class A Common Stock with XRP, such amount (in USD) equal to the product of (x) the amount of XRP contributed as set forth on the signature page to its Advance Funding Subscription Agreement and (y) the XRP Token VWAP on October 19, 2025.

Delayed Funding Subscription Agreements

In connection with the execution of the Business Combination Agreement, Pubco, Pathfinder and the Company entered into delayed funding subscription agreements (each, a “Delayed Funding Subscription Agreement” and collectively, the “Delayed Funding Subscription Agreements”) with certain institutional investors and individual accredited investors (“Delayed Subscribers”) pursuant to which the Delayed Subscribers agreed to purchase, and Pubco agreed to issue and sell, on the Closing Date, shares of Pubco Class A Common Stock for an aggregate of $10.5 million in cash and a contribution of 200,000 XRP tokens, in a PIPE, upon the terms and subject to the conditions set forth in such agreements. Delayed Subscribers will receive a number of shares of Pubco Class A Common Stock on the Closing Date equal to the quotient of (i) the Delayed Subscriber Subscription Price and (ii) $10.00. “Delayed Subscriber Subscription Price” means (a) if the Delayed Subscriber elected to subscribe for shares of Pubco Class A Common Stock with cash, the amount of cash contributed as set forth on the signature page to its Delayed Funding Subscription Agreement or (b) if the Delayed Subscriber elected to subscribe for shares of Pubco Class A Common Stock with XRP, such amount (in USD) equal to the product of (x) the amount of XRP contributed as set forth on the signature page to its Delayed Funding Subscription Agreement and (y) the Closing Date XRP Token VWAP.

Ripple Group Subscription Agreements

In connection with the execution of the Business Combination Agreement, Pubco, Pathfinder and the Company entered into a subscription agreement with certain affiliates of Ripple (each, a “Ripple Group Subscription Agreement,” and together, the “Ripple Group Subscription Agreements,”) and together with the Advance Funding Subscription Agreements, the Delayed Funding Subscription Agreement and the Series C Subscription Agreement, the “Subscription Agreements”) pursuant to which the affiliates of Ripple (the “Ripple Group Subscribers”) agreed to purchase, and Pubco agreed to issue and sell, on the Closing Date, shares of Pubco Class A Common Stock and Pathfinder Units for an aggregate contribution of 50 million XRP tokens, in a PIPE, upon the terms and subject to the conditions set forth in such agreement.

The Ripple Group Subscribers will receive an aggregate number of shares of Pubco Class A Common Stock and Pathfinder Units on the Closing Date equal to the quotient of (i) the Ripple Group Subscription Price and (ii) Initial Subscribed Equity Units, plus Adjustment Equity Units. “Ripple Group Subscription Price” means (a) if such Ripple Group Subscriber elected to subscribe for shares of Pubco Class A Common Stock and Pathfinder Units with cash, the amount of cash contributed as set forth on the signature page to the applicable Ripple Group Subscription Agreement or (b) if such Ripple Group Subscriber elected to subscribe for such equity units with XRP, such amount (in USD) equal to the product of (x) the amount of XRP contributed as set forth on the signature page to the Ripple Group Subscription Agreement and (y) the Signing Date XRP Token VWAP.

The Ripple Group Subscribers will receive a number of shares of Pubco Class A Common Stock on the Closing Date that would result in the Ripple Group Holders collectively owning, immediately after the Closing Date and the other related transactions, a number of Pubco Class A Common Stock that would cause such Ripple Group Holders to be the beneficial owners of capital stock of Pubco such that the Ripple Group Ownership Percentage equals 9.9%. The Ripple Group Subscriber will also receive a number of Pathinder Units equal to the number of Subscribed Equity Interests minus the number of Subscribed Shares.

The closing of each Ripple Group Subscription Agreement is conditioned on, among other things, the satisfaction or waiver by each Ripple Group Subscriber that no Other Ripple Group Subscription Agreement (or other agreements or understandings (including side letters) entered into in connection therewith or in connection with the sale of the Other Ripple Group Subscribed Equity Interests) shall have been amended, modified or waived in any manner that benefits any Other Ripple Group Subscriber unless the Ripple Group Subscriber shall have been offered in writing the same benefits.

No fractional shares of Pubco Class A Common Stock, Pubco Class B Common Stock, or Pathfinder Unit will be issued in connection with the Subscription Agreements, and any fractional equity units otherwise issuable will be rounded down to the nearest whole equity unit.

Pursuant to the Subscription Agreements, Pubco has agreed to use commercially reasonable efforts to file a registration statement registering the resale of the shares purchase by the Subscribers pursuant to the Subscription Agreements (at Pubco’s sole cost and expense) within 30 calendar days following the Closing Date and to use commercially reasonable efforts to have such registration statement declared effective as soon as practicable, and in any event no later than 75 calendar days after the Closing Date, subject to an extension in the event of SEC review.

The net cash proceeds from the closing of the Subscription Agreements, along with funds from the trust account of the SPAC, will be used for working capital, general corporate purposes and the purchase of XRP.

Each Subscription Agreement will terminate and be void and of no further force or effect upon the earliest to occur of (i) the termination of the Business Combination Agreement in accordance with its terms, (ii) the date that is twelve months from the date of the Subscription Agreement or (iii) the mutual written agreement of the parties thereto.

Series C Subscription Agreement

In connection with the execution of the Business Combination Agreement, PubCo, Pathfinder and our company entered into a Series C Subscription Agreement with the New Sponsor pursuant to which the New Sponsor agreed to purchase, and PubCo agreed to issue and sell, on the closing date, shares of Pubco Class A Common Stock and PubCo Class C Common Stock for a contribution of 211,319,096.061435 XRP tokens, in a PIPE, upon the terms and subject to the conditions set forth in such agreement. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Series C Subscription Agreement.

Lock-Up Agreements

Concurrently with the Closing, the New Sponsor, our directors and certain other parties will enter into Lock-Up Agreements with PubCo pursuant to which such parties will agree that the Restricted Securities (as defined in the Lock-Up Agreements) will be locked-up and subject to transfer restrictions.

Amended and Restated Registration Rights Agreement

Concurrently with the closing of the Business Combination Agreement, we will enter into a registration rights agreement with PubCo, the New Sponsor and certain securityholders listed therein that will amend and restate the Registration Rights Agreement (the “Amended and Restated Registration Rights Agreement”), pursuant to which PubCo will assume the registration obligations of our company under such registration rights agreement, with such rights applying to the shares of Class A common stock, par value $0.001 per share, of PubCo, the shares of Class B common stock, par value $0.001 per share, of PubCo, and the shares of Class C common stock, par value $0.001 per share, of PubCo.

Indemnification Agreements

SPAC has entered into indemnification agreements with each of its directors and executive officers that may be broader than the specific indemnification provisions contained under Cayman Islands law. These indemnification agreements require SPAC, among other things, to indemnify its directors and executive officers against liabilities that may arise by reason of their status or service to the fullest extent permitted by law. These indemnification agreements require SPAC to advance all expenses incurred by the directors and executive officers in investigating or defending any such action, suit, or proceeding to the fullest extent permitted by law.

Sponsor Ownership

Our New Sponsor is a Delaware limited partnership. The general partner of the New Sponsor is Arrington Capital Management, LLC, a Delaware limited liability company. J. Michael Arrington, a member of our board, is the sole managing member of Arrington Capital Management, LLC which is the general partner of the New Sponsor. As of the date hereof, J. Michael Arrington is deemed to hold voting and dispositive control over the securities held directly by the New Sponsor. J. Michael Arrington disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest he may have therein, directly or indirectly. Each of Mr. Arrington, Taryn Naidu, our Chief Executive Officer and member of our board, Kyle Horton, our Chief Financial Officer, and Ronald Palmeri, a member of our Board, owns limited partner interests in the New Sponsor and through them has an indirect interest in the Founder Shares, the Class A shares, the Private Warrants and compensation the Sponsor receives in connection with the Transactions.

Original Sponsor Transaction

On November 7, 2024, our Original Sponsor purchased 7,880,000 Class B Shares from us for an aggregate purchase price of $25,000, or $0.00317 per share, of which up to 1,027,826 founder shares remained subject to forfeiture depending on the extent to which the Underwriters’ over-allotment option is exercised during our Initial Public Offering. In connection with the Initial Public Offering, up to 1,027,826 founder shares were subject to forfeiture depending on the extent to which the Underwriters’ over-allotment option was exercised during this offering. The number of founder shares, and the forfeiture mechanism underlying the founder shares, was determined in order to ensure that the founder shares represented 25% of the outstanding shares (including any shares underlying private placement units) upon completion of the Initial Public Offering and the exercise of the Underwriters’ over-allotment option, if any.

In connection with our Initial Public Offering, our Original Sponsor purchased 400,000 private placement units at $10.00 per unit, and CCM and Northland, as representatives of the Underwriters in this offering, purchased an aggregate of 310,000 private placement units at a price of $10.00 per unit (the “Private Placement Units”). These purchases took place on a private placement basis simultaneously with the consummation of the Initial Public Offering and the over-allotment option, as applicable. A total of $231,150,000 out of the proceeds from the Initial Public Offering and the sales of the Private Placement Units was placed in a U. S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee.

Cohen Agreement

In connection with our Initial Public Offering and the issuance and sale of Units, on May 20, 2025, we completed the private placement of Units at a price of $10.00 per Unit (the “Private Placement Units”), with the underwriter’s over-allotment option being fully exercised, generating gross proceeds of $7,100,000, as follows: (A) 400,000 Private Placement Units ($4,000,000 in the aggregate) with the Original Sponsor, (B) 155,000 Private Placement Units ($1,550,000 in the aggregate) with Cohen & Company Capital Markets (“CCM”) and (C) 155,000 Private Placement Units ($1,550,000 in the aggregate) with Northland Securities, Inc. (“Northland”) (collectively, the “Private Placement”). The Private Placement Units, which were purchased by the Sponsor, CCM and Northland, are identical to the Units, except that, they (including the underlying securities) are (i) subject to certain limited exceptions, subject to transfer restrictions until 180 days following the consummation of the Company’s initial business combination and (ii) entitled to registration rights.

In connection with the Business Combination, the Board took into account the financial analysis reviewed by CCM with the Board as well as the oral opinion of CCM rendered to the Board on October 19, 2025 as to the fairness, from a financial point of view, to our shareholders (other than New Sponsor and its affiliates) of equity value ascribed pursuant to the business combination. CCM subsequently confirmed its opinion by delivery of its fairness opinion. The Board also considered that the Board had received the fairness opinion from CCM.

Related Party Policy

Our Code of Business Conduct will require us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by our Board (or the audit committee). Related party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related party transactions to the extent we enter into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable to us than terms generally available from an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, and that director is required to provide the audit committee with all material information concerning the transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of New Sponsor, officers or directors, including (i) an entity that is either a portfolio company of, or has otherwise received a material financial investment from, any private equity fund or investment company (or an affiliate thereof) that is affiliated with any of the foregoing, (ii) an entity in which any of the foregoing or their affiliates are currently passive investors, (iii) an entity in which any of the foregoing or their affiliates are currently officers or directors, or (iv) an entity in which any of the foregoing or their affiliates are currently invested through an investment vehicle controlled by them, unless we have obtained an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, and the approval of a majority of our disinterested independent directors that the business combination is fair to our unaffiliated shareholders from a financial point of view.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The firm of CBIZ CPAs P.C, acts as our independent registered public accounting firm. The following is a summary of fees paid to CBIZ CPAs P.C. for services rendered.

Audit Fees. For the period from October 3, 2024 (inception) through September 30, 2025, fees for our independent registered public accounting firm were approximately $82,445, for the services CBIZ CPAs P.C. performed in connection with our Initial Public Offering and the audit of our September 30, 2025 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. For the period from October 3, 2024 (inception) through September 30, 2025, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the period from October 3, 2024 (inception) through September 30, 2025, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. For the period from October 3, 2024 (inception) through September 30, 2025, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our initial audit committee (the “Initial Audit Committee”) was formed upon the consummation of our Initial Public Offering, which was consummated on May 22, 2025. Effective on August 28, 2025, in connection with the Sponsor Securities Purchase Agreement, there was a change in control of the registrant, the members of the Initial Audit Committee resigned and our current audit committee was appointed. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

Financial Statements: See “Index to Financial Statements” at page F-1.

(b) Financial Statement Schedules. All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(b) Exhibits: Information in response to this Item is incorporated herein by reference to the Exhibit Index to this Form 10-K.

No.	Description of Exhibit

2.1†	Business Combination Agreement, dated as of October 19, 2025, by and among Armada Acquisition Corp. II, Evernorth Holdings Inc., Pathfinder Digital Assets LLC, Armada Merger Sub, Pathfinder Merger Sub, and Ripple Labs Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2025).

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2025)

4.1*	Description of Securities

4.2	Warrant Agreement, dated May 20, 2025, between the Company and Continental Stock Transfer and Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2025)

4.3	Form of Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2025).

10.1	Private Placement Unit Subscription Agreement, dated May 20, 2025, between the Company and Armada Sponsor II LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2025).

10.2	Private Placement Unit Subscription Agreement, dated May 20, 2025, between the Company and Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2025).

10.3	Private Placement Unit Subscription Agreement, dated May 20, 2025, between the Company and Northland Securities, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2025)

10.4	Investment Management Trust Agreement, dated May 20, 2025, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2025).

10.5	Registration Rights Agreement, dated May 20, 2025, among the Company, the Sponsor and the other Holders (as defined therein) signatory thereto (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2025).

10.6	Administrative Services Agreement, dated May 20, 2025, between the Company and the Original Sponsor (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2025).

10.7	Letter Agreement, dated May 20, 2025, among the Company, the Original Sponsor and each of the initial shareholders, directors and officers of the Company (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2025).

10.8	Waiver, dated August 28, 2025, by and among Armada Acquisition Corp. II, Armada Sponsor II LLC and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2025).

10.9‡	Sponsor Securities Purchase Agreement, dated August 12, 2025, by and among Armada Acquisition Corp. II, Armada Sponsor II LLC and Arrington XRP Capital Fund, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2025).

10.10	Joinder, dated August 28, 2025 by Arrington XRP Capital Fund, LP to Insider Letter Agreement and Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2025).

10.11	Sponsor Support Agreement, dated October 19, 2025 by and among Arrington XRP Capital Fund, LP, Armada Acquisition Corp. II and Evernorth Holdings Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2025).

10.12	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2025).

10.13†	Form of Advance Funding Subscription Agreement (Institutional Investors) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2025).

10.14†	Form of Advance Funding Subscription Agreement (Individual Investors) (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2025).

10.15†	Form of Delayed Funding Subscription Agreement (Institutional Investors) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2025).

10.16†	Form of Delayed Funding Subscription Agreement (Individual Investors) (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2025).

10.17†	Series C Subscription Agreement, dated October 19, 2025, by and among Evernorth Holdings, Inc., Pathfinder Digital Assets LLC, Arrington XRP Capital Fund, LC and Armada Acquisition Corp II(incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2025).

10.18†	Form of Ripple Group Subscription Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2025).

10.19	Form of Tax Receivable Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2025).

10.20#	Form of Indemnity Agreement, May 20, 2025, between the Company and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2025).

10.21	Contribution Agreement (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2025).

19*	Insider Trading Policies and Procedures

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97*	Policy Relating to Recovery of Erroneously Awarded Compensation.

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
†

Certain schedules, exhibits and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. SPAC will provide a copy of such omitted materials to the Securities and Exchange Commission or its staff upon request

‡	Certain identified information has been excluded from the exhibit pursuant to Item 601(a)(6) and/or Item 601(b)(10)(iv) of Regulation S-K.
#	Indicates management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

ARMADA ACQUISITION CORP. II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Armada Acquisition Corp. II
Opinion on the Financial Statements
We have audited the accompanying balance sheet of Armada Acquisition Corp. II (the “Company”) as of September 30, 2025, the related statements of operations, changes in shareholders’ deficit, and cash flows for the period from October 3, 2024 (inception) through September 30, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025, and the results of its operations and its cash flows for the period from October 3, 2024 (inception) through September 30, 2025, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses on or before November 22, 2026. The Company entered into a definitive merger/business combination agreement with a business combination target on October 19, 2025; however, the completion of this transaction is subject to the approval of the Company’s shareholders among other conditions. There is no assurance that the Company will obtain the necessary approvals, satisfy the required closing conditions, raise the additional capital it needs to fund its operations, and complete the transaction prior to November 22, 2026, if at all. The Company also has no approved plan in place to extend the business combination deadline and fund operations for any period of time after November 22, 2026, in the event that it is unable to complete a business combination by that date. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ CBIZ CPAs P.C.
CBIZ CPAs P.C.
We have served as the Company’s auditor since 2024.
Morristown, NJ
December 4, 2025

ARMADA ACQUISITION CORP. II
BALANCE SHEET
SEPTEMBER 30, 2025

ASSETS
Current assets
Cash	$361,105
Prepaid expenses	50,067
Prepaid insurance	137,360

Total current assets	548,532
Prepaid insurance – long-term	22,893
Cash and marketable securities held in Trust Account	234,628,166

TOTAL ASSETS	$235,199,591

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued offering costs	$75,000
Accrued expenses	1,403,430

Total current liabilities	1,478,430
Deferred professional fees	37,564
Deferred underwriting fee payable	9,200,000

TOTAL LIABILITIES	10,715,994

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 23,000,000 shares at a redemption value of $10.20 per share	234,628,166
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 710,000 shares issued and outstanding	71
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,880,000 shares issued and outstanding	788
Additional paid-in capital	—
Accumulated deficit	(10,145,428)

Total Shareholders’ Deficit	(10,144,569)

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$235,199,591

The accompanying notes are an integral part of the financial statements.

ARMADA ACQUISITION CORP. II
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM OCTOBER 3, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2025

General and administrative costs	$1,706,183

Loss from operations	(1,706,183)

Other income:
Interest earned on cash and marketable securities held in Trust Account	3,478,166

Other income, net	3,478,166

Net income	$1,771,983

Basic weighted average shares outstanding, Class A ordinary shares subject to redemption	8,323,204

Basic net income per ordinary share, Class A ordinary shares subject to redemption	$0.11

Diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	8,323,204

Diluted net income per ordinary share, Class A ordinary shares subject to redemption	$0.11

Basic weighted average shares outstanding, Class A & Class B ordinary shares not subject to redemption	7,481,056

Basic net income per ordinary share, Class A & Class B ordinary shares not subject to redemption	$0.11

Diluted weighted average shares outstanding, Class A & Class B ordinary shares not subject to redemption	8,136,934

Diluted net income per ordinary share, Class A & Class B ordinary shares not subject to redemption	$0.11

The accompanying notes are an integral part of the financial statements.

ARMADA ACQUISITION CORP. II
STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE PERIOD FROM OCTOBER 4, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance – October 3, 2024 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares	—	—	7,880,000	788	24,212	—	25,000
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	(10,447,650)	(11,917,411)	(22,365,061)
Capital contribution made by Sponsor related to the interests in founders shares allocated to non-managing members	—	—	—	—	4,621,895	—	4,621,895
Cost of raising capital related to interests in founders shares allocated to non-managing members	—	—	—	—	(4,621,895)	—	(4,621,895)
Sale of Private Placement Units	710,000	71	—	—	7,099,929	—	7,100,000
Fair Value of Public Warrants at issuance	—	—	—	—	3,565,000	—	3,565,000
Allocated value of transaction costs to Class A shares	—	—	—	—	(241,491)	—	(241,491)
Net income	—	—	—	—	—	1,771,983	1,771,983

Balance – September 30, 2025	710,000	$71	7,880,000	$788	$—	$(10,145,428)	$(10,144,569)

The accompanying notes are an integral part of the financial statements.

ARMADA ACQUISITION CORP. II
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM OCTOBER 4, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2025

Cash Flows from Operating Activities:
Net income	$1,771,983
Adjustments to reconcile net income to net cash used in operating activities:
Payment of formation costs through promissory note	4,614
Payment of operating costs through promissory note	870
Payment of operating costs through issuance of Class B ordinary shares	25,000
Interest earned on cash and marketable securities held in Trust Account	(3,478,166)
Adjustment to accrued offering costs	(5,000)
Changes in operating assets and liabilities:
Prepaid expenses	50,533
Prepaid insurance	(160,253)
Accrued expenses	1,403,430

Deferred professional fees	37,564

Net cash used in operating activities	(349,425)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(231,150,000)

Net cash used in investing activities	(231,150,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	225,400,000
Proceeds from sale of Private Placements Warrants	7,100,000
Proceeds from promissory note - related party	127,755
Repayment of promissory note - related party	(143,079)
Payment of offering costs	(624,146)

Net cash provided by financing activities	231,860,530

Net Change in Cash	361,105
Cash – Beginning of period	—

Cash – End of period	$361,105

Non-Cash Investing and Financing Activities:
Offering costs included in accrued offering costs	$75,000

Deferred offering costs paid through promissory note – related party	$9,840

Accretion of Class A ordinary shares to redemption value	$22,365,061

Deferred underwriting fee payable	$9,200,000

Deferred offering costs applied to prepaid expenses	$100,600

The accompanying notes are an integral part of the financial statements
.

ARMADA ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Organization and General
Armada Acquisition Corp. II (hereinafter, the “Company” or the “SPAC”) was incorporated as a Cayman Islands exempted company on October 3, 2024. The Company is a newly organized blank check company or special purpose acquisition company, formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific business combination target. Its efforts to identify a prospective target business will not be limited to a particular industry or geographic region although it intends to focus on target businesses that provide technological services to the financial services industry (“FinTech”),
Software-as-a-Service(“SaaS”),
or artificial intelligence (“AI”). The Company became an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) upon the closing of the initial public offering (“Initial Public Offering”) described below.
As of September 30, 2025, the Company had not commenced any operations. All activity for the period from October 3, 2024 (date of inception) through September 30, 2025, relates to the Company’s formation and the Initial Public Offering. The Company will not generate any operating revenues until after completion of the Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on investments held in the Trust Account described below. The Company has selected September 30 as its fiscal year end.
Sponsor, Founder and Proposed Financing
For the period from October 3, 2024 (date of inception) through August 28, 2025 the Company’s sponsor was Armada Sponsor II LLC, a Delaware limited liability company (the “Original Sponsor”). Effective August 28, 2025, upon completion of the Purchase Agreement (as defined below) Arrington XRP Capital Fund, LP, a Delaware limited partnership is the Company’s sponsor (the “New Sponsor”).The registration statement for the Company’s Initial Public Offering was declared effective on May 20, 2025. On May 22, 2025, the Company consummated the Initial Public Offering of 23,000,000 units at $10.00 per unit, which is discussed in Note 3, which includes the full exercise of the over-allotment option of 3,000,000 Units, by Cohen and Company Capital Markets a division of J.V.B. Financial Group, LLC (“CCM”) and Northland Securities, Inc. (“Northland”) (collectively, the “Underwriters”)— which is discussed in Note 4, generating gross proceeds of $230,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 710,000 private placement units, 400,000 of which were purchased by the Original Sponsor and 310,000 purchased by the underwriter at a price of $10.00 per private placement unit, generating gross proceeds of $7,100,000. The net proceeds from the Initial Public Offering and a portion of the proceeds from the Private Placement are held in the Trust Account (discussed below).
Transaction costs amounted to $14,413,386, consisting of $4,600,000 of cash underwriting fee, $9,200,000 of deferred underwriting fee, and $613,386 of other offering costs.
Changes in Control of Registrant
On August 12, 2025, the Company entered into a Sponsor Securities Purchase Agreement (the “Purchase Agreement”) with the Original Sponsor and the New Sponsor, pursuant to which the Original Sponsor agreed to sell to the New Sponsor, and the New Sponsor agreed to purchase from the Original Sponsor, an aggregate of 7,880,000 Class B ordinary shares, par value $0.0001 per share, 400,000 Class A ordinary shares, par value $0.0001 per share, and 200,000 private placement warrants of the Company for an aggregate purchase price of $6,600,000 (such transaction, the “New Sponsor Purchase”) and the New Sponsor received a limited, revocable license to the Armada Acquisition Corp. II branding for a period of time that expires not later than November 22, 2026 (unless the termination date of the Company is extended to a later date). On August 28, 2025, the New Sponsor Purchase was completed pursuant to the terms of the Purchase Agreement (the “Closing”), the appointments and resignations of directors of the Company described below and in the Schedule 14F and Item 5.02 of the company’s Current Report on Form
8-K
as filed with the SEC on August 28, 2025 became effective, and the Original Sponsor ceased to control the Company. Following the Closing, the New Sponsor owns all of the equity interests of the Company held by the Original Sponsor, including 100% of the Company’s Class B ordinary shares, has the power to appoint all members of the board of directors of the Company (the “Board”), and may therefore be deemed to control the Company.
On August 28, 2025, Stephen P. Herbert, Douglas M. Lurio, Mohammad A. Khan, Thomas Decker and Celso L. White resigned as directors of the Company, Stephen P. Herbert resigned as Chief Executive Officer and principal executive officer of the Company, and Douglas M. Lurio resigned as President and Chief Financial Officer and principal financial and accounting officer of the Company. There was no known disagreement with any of the outgoing directors or officers on any matter relating to the Company’s operations, policies or practices.
On August 28, 2025, J. Michael Arrington, Taryn Naidu, Richard Danis, Lindy Key and Ronald Palmeri were appointed as directors of the Company, with Mr. Arrington being appointed as the Chairman of the Board. On August 28, 2025, Taryn Naidu was appointed as Chief Executive Officer and principal executive officer of the Company, and Kyle Horton was appointed as Chief Financial Officer and principal financial and accounting officer of the Company. Each such director and officer entered into an indemnification agreement with the Company in a form substantially consistent with the Company’s standard form in connection with their appointment.

ARMADA ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

Mr. Herbert, former Chief Executive Officer of the Company, and Mr. Lurio, former President and Chief Financial Officer of the Company, have entered into advisor agreements with the Company to serve as advisors to Taryn Naidu in his capacity as Chief Executive Officer (the “Advisor Agreements”). Other than pursuant to the Purchase Agreement and the Advisor Agreements, there are no arrangements or understandings among members of the former and new control groups and their associates with respect to election of directors or other matters. In addition, none of the new directors or officers of the Company has a direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation
S-K.
Waiver to Insider Letter
On August 28, 2025, the “Original Sponsor”, the Company, Stephen P. Herbert, Douglas M. Lurio, Thomas A. Decker, Mohammad A. Khan, Celso L. White and the other parties thereto entered into a waiver (the “Waiver”) with respect to that certain insider letter agreement, dated May 20, 2025, by and among the Company, the Original Sponsor and the other persons party thereto (the “Insider Letter”).
Joinder Agreement
On August 28, 2025, the New Sponsor entered that certain joinder to insider letter agreement and registration rights agreement (the “Joinder”). Pursuant to the Joinder, the New Sponsor agreed, with effect from the date of the Joinder, to join as a party to the Insider Letter and to that certain Registration Rights Agreement, dated May 20, 2025, by and among the Company, the Original Sponsor and the other persons party thereto. Entry into the Joinder was a condition to the consummation of the transactions contemplated by the Purchase Agreement (as defined above).
The Trust Account
Upon the closing of the Initial Public Offering on May 22, 2025, an amount of $231,150,000 ($10.05 per unit) from the net proceeds of the sale of the units, and a portion of the proceeds of the sale of the private placement units, are held in a Trust Account and will be invested or held only in either (i) U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule2a-7under the Investment Company Act of 1940 which invest only in direct U.S. government treasury obligations, (ii) as uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank. Funds will remain in the Trust Account until the earlier of (i) the completion of the Business Combination or (ii) the distribution of the Trust Account as described below.
The Company’s amended and restated memorandum and articles of association provides that, except for (x) all interest income that may be released to the Company to pay taxes and (y) up to $100,000 to pay dissolution expenses, as discussed below, none of the funds held in the Trust Account will be released from the Trust Account until the earlier of: (1) the completion of the initial Business Combination within the required time period; (2) redemption of 100% of the outstanding public shares if the Company has not completed an initial Business Combination within 18 months from the closing of the Initial Public Offering; and (3) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the amended and restated memorandum and articles of association (A) in a manner that would affect the substance or timing of the obligation to redeem 100% of public shares if the Company does not complete its initial Business Combination within the required time period or (B) with respect to any other provision relating to the pre-business
combination activity and related shareholders’ rights.
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

ARMADA ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

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
The Company has 18 months from the closing date of the Initial Public Offering to complete its initial Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares for a per share pro rata portion of the Trust Account, including interest, but less taxes payable and up to $100,000 to pay dissolution expenses; and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining shareholders, as part of its plan of dissolution and liquidation. The initial shareholders each entered into agreements with us, pursuant to which they agreed: (1) to waive their redemption rights with respect to their founder shares, private placement units and any Class A ordinary shares issuable upon conversion thereof in connection with the consummation of our initial Business Combination or a tender offer conducted prior to a Business Combination or in connection with it; and (2) to waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and private placement units if the Company fails to complete its initial Business Combination within 18 months from the closing of the Initial Public Offering
, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if we fail to complete our initial Business Combination within the prescribed time frame.
Business Combination Agreement
On October 19, 2025 (the “Signing Date”), the Company (which will domesticate as a Delaware corporation prior to the Closing), entered into a Business Combination Agreement (the “Business Combination Agreement”) with Evernorth Holdings Inc., a Nevada corporation (“Pubco”), Pathfinder Digital Assets LLC, a Delaware limited liability company (“Pathfinder”), Evernorth Corporate Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Pubco (“SPAC Merger Sub”), Evernorth Company Merger Sub LLC, a Delaware limited liability company and wholly owned subsidiary of Pubco (“Company Merger Sub”), and Ripple Labs Inc., a Delaware corporation (“Ripple”).
Pursuant to the Business Combination Agreement, and subject to the terms and conditions set forth therein, upon the consummation of the transactions contemplated thereby (the “Closing” and the date and time at which the Closing is actually held, the “Closing Date”), (a) Company Merger Sub will merge with and into Pathfinder, with Pathfinder continuing as the surviving company (the “Pathfinder Merger”), with holders of Pathfinder units (each, a “Pathfinder Unit”) receiving one share of Class A common stock, par value $0.001 per share, of Pubco (“Pubco Class A Common Stock”) for each Pathfinder Unit, subject to certain reductions and other limitations imposed on the Ripple Parties as set forth in the Business Combination Agreement, and (b) simultaneously with the Pathfinder Merger, SPAC Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity (the “SPAC Merger” and, together with the Company Merger, the “Mergers” and, together with the other transactions contemplated by the Business Combination Agreement and the Ancillary Documents, the “Transactions”), with (x) shareholders of the Company receiving one share of Pubco Class A Common Stock for each Common Share held by such shareholders and (y) warrantholders of the Company receiving one warrant to purchase one share of Pubco Class A Common Stock for each warrant to purchase one SPAC Class A Share held by such warrant holders, in accordance with the terms and subject to the conditions set forth in the Business Combination Agreement.
Upon the consummation of the Mergers and the Transactions, Pubco will become a publicly traded company.
In connection with the Closing, Pubco will have authorized three classes of Pubco common stock with different voting and economic rights. The Pubco Class A Common Stock will be entitled to economic rights, including the right to receive distributions in proportion to the number of shares held, and will be listed for trading on Nasdaq or another national securities exchange. Each share of Pubco Class Common A Stock will be entitled to one vote per share. Shares of Class B common stock, par value $0.001 per share, of Pubco (the “Pubco Class B Common Stock”) will be entitled to one vote per share but will not have any economic rights and will not be

ARMADA ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

listed for trading or transferable unless a corresponding number of units of Pathfinder as the surviving Company after the Pathfinder Merger (the “Company Surviving Subsidiary”) are transferred to the same person. However, no shares of Pubco Class B Common Stock are expected to be issued or outstanding immediately following the Closing. Shares of Class C common stock, par value $0.001 per share, of Pubco (the “Pubco Class C Common Stock” and, together with the Pubco Class A Common Stock and the Pubco Class B Common Stock, the “Pubco Stock”) will be entitled to economic rights, including the right to receive distributions in proportion to the number of shares held, but will have no voting rights except as required by the Nevada Revised Statutes and will not be listed for trading or transferable, and will be convertible into Pubco Class A Common Stock at the election of the holder from time to time.
Amended and Restated Registration Rights Agreement
Concurrently with the Closing of the Business Combination Agreement, Pubco, the Company, the New Sponsor and certain securityholders listed therein will enter into a registration rights agreement that will amend and restate the registration rights agreement entered into at the time of the Company’s initial public offering between the Company, the New Sponsor and certain securityholders listed therein (as amended, the “Amended and Restated Registration Rights Agreement”), pursuant to which Pubco will assume the registration obligations of the Company under such registration rights agreement, with such rights applying to the shares of Pubco Class A Common Stock, Class B common stock (the “Pubco Class B Common Stock”) and Pubco Class C Common Stock.
The Amended and Restated Registration Rights Agreement provides for customary demand registration rights, piggyback registration rights, and shelf registration rights for the benefit of the holders, subject to customary cutbacks and issuer suspension rights. It also includes customary provisions relating to underwriting participation, registration expenses, indemnification, and coordination of sales in underwritten offerings. The Amended and Restated Registration Rights Agreement will become effective upon the Closing and will supersede the Company’s existing registration rights agreement in its entirety.
Sponsor Support Agreement
Concurrently with the execution of the Business Combination Agreement, the Company entered into a Sponsor Support Agreement with the New Sponsor and Pubco (the “Sponsor Support Agreement”), pursuant to which, among other things, the New Sponsor agreed (i) to vote its Class A Shares and Class B Shares (the “New Sponsor Shares”) in favor of the Business Combination Agreement and the Transactions and each of the proposal to approve the Business Combination Agreement, the proposal to authorize and approve the Pathfinder Merger, and the proposal to approve a plan of domestication, (ii) to vote its New Sponsor Shares against any alternative transactions, (iii) to comply with the restrictions imposed by the Insider Letter (as defined above), by and among the Company, Original Sponsor, and the officers and directors of the Company at the time of its initial public offering, pursuant to which the New Sponsor was later joined as a party by way of the Joinder (as defined above) to the Insider Letter, by and between New Sponsor and the Company, including the restrictions on transfer and redemption of the Class A Shares and Class B Shares in connection with the Transactions, and (iv) subject to and conditioned upon the Closing, to waive any anti-dilution rights that would otherwise result in the Class B Shares converting into Class A Shares on a greater than one-for-one
basis.
In addition, the New Sponsor agreed to effect certain security cancellations and issuances in connection with the Closing. Specifically, immediately prior to the time on the Closing Date when the certificate to be filed with the Delaware Secretary of State to certify the Pathfinder Merger (the “Pathfinder Certificate of Merger”) has been duly accepted for filing by the Delaware Secretary of State in accordance with the Limited Liability Company Act of the State of Delaware (the “DLLCA”) (or such other time as specified in the Pathfinder Certificate of Merger) (the “Company Merger Effective Time”), the New Sponsor will forfeit for no consideration (a)

120,000
Class A Shares, (b)
2,364,000
Class B Shares and (c)
60,000
warrants, each exercisable for one Class A Share at $
11.50
per share (the “Private Placement Warrants”).
Pursuant to the Sponsor Support Agreement, the New Sponsor also agreed, subject to and effective as of the Closing, to irrevocably and unconditionally release and waive any and all claims it may have against the Company, Pubco and Pathfinder or their respective affiliates arising on or prior to the Closing, subject to customary carve-outs.
Lock-Up
Agreements
Concurrently with the Closing, each of the Company, the New Sponsor, Ripple and other Persons who will, immediately after the Closing, be holders of Pubco Stock or units of the Company Surviving Subsidiary and who, with Ripple, will collectively be deemed to form a “group” as defined in Section 13(d) of the Exchange Act (“Ripple Affiliate Investors”) will enter into a
Lock-Up
Agreement with Pubco (the
“Lock-Up
Agreements”), pursuant to which

ARMADA ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

such parties agree that any shares of Pubco Stock, one warrant to purchase one share of Pubco Class A Common Stock issued to warrant holders of SPAC Delaware by Pubco (the “Pubco Warrants”), any shares of Pubco Stock issuable upon the exercise or settlement, as applicable, of Warrants, Pathfinder Units, and any other securities convertible into or exercisable or exchangeable for Pubco Stock, in each case, held by such holder immediately after the Closing will be locked-up
and subject to transfer restrictions, as described below, subject to certain exceptions.
Pursuant to the
Lock-Up
Agreements, the parties thereto agree, among other things, not to, without the prior written consent of Pubco, (i) sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option to purchase or otherwise dispose of or agree to dispose of, directly or indirectly, or establish or increase a put equivalent position or liquidation with respect to or decrease a call equivalent position with respect to Restricted Securities (as defined in the
Lock-Up
Agreements), (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any Restricted Securities, whether any such transaction is to be settled by delivery of such securities, in cash or otherwise, or (iii) publicly announce the intention to effect any transaction specified in clause (i) or (ii), until the earlier of six months following the date of the Closing and the date on which Pubco consummates a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all Pubco shareholders having the right to exchange their shares of Pubco common stock for cash, securities or other property. The
Lock-Up
Agreements include customary exceptions to the transfer restrictions, including transfers to affiliates.
Subscription Agreements
Advance Funding Subscription Agreements
In connection with the execution of the Business Combination Agreement, Pubco, Pathfinder and the Company entered into advance funding subscription agreements (the “Advance Funding Subscription Agreements”) with certain institutional investors and individual accredited investors (“Advance Subscribers”) pursuant to which the Advance Subscribers agreed to purchase, and Pubco agreed to issue and sell, on the Closing Date, shares of Pubco Class A Common Stock for an aggregate of $214.05 million in cash and a contribution of 600,000 XRP tokens, in a private placement (the “PIPE”), upon the terms and subject to the conditions set forth in such agreements. Advance Subscribers will receive a number of shares of Pubco Class A Common Stock on the Closing Date equal to the quotient of (i) the Advance Subscriber Subscription Price and (ii) $10.00 (the “Initial Subscribed Shares”), plus the Adjustment Shares (as defined below). “Advance Subscriber Subscription Price” means (a) if the Advance Subscriber elected to subscribe for shares of Pubco Class A Common Stock with cash, the amount of cash contributed as set forth on the signature page to its Advance Funding Subscription Agreement or (b) if the Advance Subscriber elected to subscribe for shares of Pubco Class A Common Stock with XRP, such amount (in USD) equal to the product of (x) the amount of XRP contributed as set forth on the signature page to its Advance Funding Subscription Agreement and (y) the XRP Token VWAP on October 19, 2025.
Delayed Funding Subscription Agreements
In connection with the execution of the Business Combination Agreement, Pubco, Pathfinder and the Company entered into delayed funding subscription agreements (each, a “Delayed Funding Subscription Agreement” and collectively, the “Delayed Funding Subscription Agreements”) with certain institutional investors and individual accredited investors (“Delayed Subscribers”) pursuant to which the Delayed Subscribers agreed to purchase, and Pubco agreed to issue and sell, on the Closing Date, shares of Pubco Class A Common Stock for an aggregate of $10.5 million in cash and a contribution of 200,000 XRP tokens, in a PIPE, upon the terms and subject to the conditions set forth in such agreements. Delayed Subscribers will receive a number of shares of Pubco Class A Common Stock on the Closing Date equal to the quotient of (i) the Delayed Subscriber Subscription Price and (ii) $10.00. “Delayed Subscriber Subscription Price” means (a) if the Delayed Subscriber elected to subscribe for shares of Pubco Class A Common Stock with cash, the amount of cash contributed as set forth on the signature page to its Delayed Funding Subscription Agreement or (b) if the Delayed Subscriber elected to subscribe for shares of Pubco Class A Common Stock with XRP, such amount (in USD) equal to the product of (x) the amount of XRP contributed as set forth on the signature page to its Delayed Funding Subscription Agreement and (y) the Closing Date XRP Token VWAP.
Series C Subscription Agreements
In connection with the execution of the Business Combination Agreement, Pubco, Pathfinder and the Company entered into a Series C Subscription Agreement with the New Sponsor (the “Series C Subscription Agreement”) pursuant to which the Sponsor agreed to purchase, and Pubco agreed to issue and sell, on the Closing Date, shares of Pubco Class A Common Stock and Pubco Class C Common Stock for a contribution of 211,319,096.061435 XRP tokens, in a PIPE, upon the terms and subject to the conditions set forth in such agreement.
The New Sponsor will receive an aggregate number of shares of Pubco Class A Common Stock and Pubco Class C Common Stock on the Closing Date equal to the quotient of (i) the New Sponsor Subscription Price and (ii) Initial Subscribed Shares, plus Adjustment Shares. “New Sponsor Subscription Price” means (a) if the New Sponsor elected to subscribe for shares of Pubco Class A Common Stock and Pubco Class C Common Stock with cash, the amount of cash contributed as set forth on the signature page to the Series C Subscription Agreement or (b) if the New Sponsor elected to subscribe for such shares with XRP, such amount (in USD) equal to the product of (x) the amount of XRP contributed as set forth on the signature page to the Series C Subscription Agreement and (y) the Signing Date XRP Token VWAP.
The New Sponsor will receive a number of shares of Pubco Class A Common Stock on the Closing Date that would result in the Series C DQ Persons collectively owning, immediately after the Closing Date and the other related transactions, a number of Pubco Class A Common Stock that would cause such Series C DQ Persons to be the beneficial owners of capital stock of Pubco such that the Series C Attributed Ownership Percentage equals 19.9%. The New Sponsor will receive a number of shares of Pubco Class C Common Stock equal to the number of Subscribed Shares minus the number of shares of Pubco Class A Common Stock issued to the Sponsor pursuant to the preceding sentence.
The closing of the Series C Subscription Agreement is conditioned on, among other things, the satisfaction, or waiver by the New Sponsor, of the additional condition that, on the date hereof, no Other Subscription Agreement (or other agreements or understandings (including side letters) entered into in connection therewith or in connection with the sale of the Other Equity Interests) shall have been amended, modified or waived in any manner that benefits any Other Subscriber with respect to the economic terms governing the purchase and sale of such Other Equity Interests unless the New Sponsor shall have been offered in writing the same economic benefits, subject to certain exceptions.
Ripple Group Subscription Agreements
In connection with the execution of the Business Combination Agreement, Pubco, Pathfinder and the Company entered into a subscription agreement with certain affiliates of Ripple (each, a “Ripple Group Subscription Agreement,” and together, the “Ripple Group Subscription Agreements,”) and together with the Advance Funding Subscription Agreements, the Delayed Funding Subscription Agreement and the Series C Subscription Agreement, the “Subscription Agreements”) pursuant to which the affiliates of Ripple (the “Ripple Group Subscribers”) agreed to purchase, and Pubco agreed to issue and sell, on the Closing Date, shares of Pubco Class A Common Stock and Pathfinder Units for an aggregate contribution of 50 million XRP tokens, in a PIPE, upon the terms and subject to the conditions set forth in such agreement.
The Ripple Group Subscribers will receive an aggregate number of shares of Pubco Class A Common Stock and Pathfinder Units on the Closing Date equal to the quotient of (i) the Ripple Group Subscription Price and (ii) Initial Subscribed Equity Units, plus Adjustment Equity Units. “Ripple Group Subscription Price” means (a) if such Ripple Group Subscriber elected to subscribe for shares of Pubco Class A Common Stock and Pathfinder Units with cash, the amount of cash contributed as set forth on the signature page to the applicable Ripple Group Subscription Agreement or (b) if such Ripple Group Subscriber elected to subscribe for such equity units with XRP, such amount (in USD) equal to the product of (x) the amount of XRP contributed as set forth on the signature page to the Ripple Group Subscription Agreement and (y) the Signing Date XRP Token VWAP.
The Ripple Group Subscribers will receive a number of shares of Pubco Class A Common Stock on the Closing Date that would result in the Ripple Group Holders collectively owning, immediately after the Closing Date and the other related transactions, a number of Pubco Class A Common Stock that would cause such Ripple Group Holders to be the beneficial owners of capital stock of Pubco such that the Ripple Group Ownership Percentage equals 9.9%. The Ripple Group Subscriber will also receive a number of Pathinder Units equal to the number of Subscribed Equity Interests minus the number of Subscribed Shares.
The closing of each Ripple Group Subscription Agreement is conditioned on, among other things, the satisfaction or waiver by each Ripple Group Subscriber that no Other Ripple Group Subscription Agreement (or other agreements or understandings (including side letters) entered into in connection therewith or in connection with the sale of the Other Ripple Group Subscribed Equity Interests) shall have been amended, modified or waived in any manner that benefits any Other Ripple Group Subscriber unless the Ripple Group Subscriber shall have been offered in writing the same benefits.
No fractional shares of Pubco Class A Common Stock, Pubco Class B Common Stock, or Pathfinder Unit will be issued in connection with the Subscription Agreements, and any fractional equity units otherwise issuable will be rounded down to the nearest whole equity unit.
Pursuant to the Subscription Agreements, Pubco has agreed to use commercially reasonable efforts to file a registration statement registering the resale of the shares purchase by the Subscribers pursuant to the Subscription Agreements (at Pubco’s sole cost and expense) within 30 calendar days following the Closing Date and to use commercially reasonable efforts to have such registration statement declared effective as soon as practicable, and in any event no later than 75 calendar days after the Closing Date, subject to an extension in the event of SEC review.
The net cash proceeds from the closing of the Subscription Agreements, along with funds from the trust account of the SPAC, will be used for working capital, general corporate purposes and the purchase of XRP.
Each Subscription Agreement will terminate and be void and of no further force or effect upon the earliest to occur of (i) the termination of the Business Combination Agreement in accordance with its terms, (ii) the date that is twelve months from the date of the Subscription Agreement or (iii) the mutual written agreement of the parties thereto.
Pubco, Pathfinder and the Company may seek to raise additional funds through private placement transactions, including PIPE transactions, or other forms of capital raising. There can be no assurance as to whether, when or on what terms any such future financings may be conducted.
Liquidity and Going Concern
As of September 30, 2025, the Company had $361,105 in its operating bank accounts and working capital deficit of $929,898. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the New Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required (see also Note 4 - “Related Party Loans”) either to complete our Business Combination or because the Company may become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all

ARMADA ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic ASC 205-40 (“ASC 205”), “Going Concern,” as of September 30, 2025, the Company has until November 22, 2026 (the “Liquidation Date”) to consummate an initial Business Combination. It is uncertain that we will be able to consummate an initial business combination by November 22, 2026. If an initial Business Combination is not consummated by the Liquidation Date, there will be mandatory liquidation and subsequent dissolution.
The Company’s Management has determined that the liquidity condition and mandatory liquidation should an initial Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 22, 2026.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $361,105 and did not have any cash equivalents as of September 30, 2025.
Cash and Marketable Securities Held in Trust Account
As of September 30, 2025, the assets held in the Trust Account, amounting to $234,628,166, were held primarily in U.S. Treasury bills which mature on December 11, 2025.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which at times may exceed federally insured limits. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820 (“ASC 820”), “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature, except for items as described in Note 8 – Fair Value Measurements below.

ARMADA ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

Use of Estimates
The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.
Offering Costs Associated with the Initial Public Offering
The Company complies with the requirements of ASC Topic 340-10-S99 “
Other Assets and Deferred Costs - SEC Materials
” (“ASC 340”) and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering” (“SAB Topic 5A”). Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB
ASC470-20,
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
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under ASC Topic 740, “
Income Taxes
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Class A Ordinary Shares Subject to Possible Redemption
The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100%
of the Public Shares if the Company does not complete an initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC Topic 480, “Distinguishing Liabilities from Equity (“, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value which is equivalent to the pro-rata amount held in the Trust per-share, less any permitted withdrawals. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of September 30, 2025, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(3,565,000)
Class A ordinary shares issuance cost	(14,171,895)
Accretion of carrying value to redemption value	22,365,061

Class A Ordinary Shares subject to possible redemption, September 30, 2025	$234,628,166

ARMADA ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

Warrant Instruments
The Company accounts for the Public and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with are based on an assessment of the warrant’s specific terms and the guidance contained in FASB ASC Topic 480 and FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values.
Net Income per Ordinary Share
The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share” (“ASC 260”). The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period. Diluted net income (loss) per share attributable to ordinary shareholders adjusts the basic net income (loss) per share attributable to ordinary shareholders and the weighted-average ordinary shares outstanding for the potentially dilutive impact of outstanding warrants. However, because the warrants are anti-dilutive, they have been excluded from the calculation of diluted income (loss) per ordinary share for the periods presented.
With respect to the accretion of Class A ordinary shares subject to possible redemption and consistent with ASC Topic
480-10-S99-3A,
the Company treated accretion in the same manner as a dividend paid to the shareholders in the calculation of the net income (loss) per ordinary share.
The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the period from October 3, 2024 (inception) through September 30, 2025
	Class A - Redeemable	Class A & B - Non-redeemable
Basic net income per ordinary share
Numerator:
Allocation of net income	$933,203	$838,780
Denominator:
Basic weighted average shares outstanding	8,323,204	7,481,056

Basic net income per ordinary share	$0.11	$0.11

	For the period from October 3, 2024 (inception) through September 30, 2025
	Redeemable Class A	Non-redeemable Class A & B
Diluted net income per ordinary share
Numerator:
Allocation of net income	$896,018	$875,965
Denominator:
Diluted weighted average shares outstanding	8,323,204	8,136,934

Diluted net income per ordinary share	$0.11	$0.11

Recent Accounting Pronouncements
In November 2023, the FASB issued ASU
2023-07,
“
Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
”. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic

ARMADA ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07on October 3, 2024, date of incorporation.
The Company does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.
NOTE 3. INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering on May 22, 2025, the Company sold 23,000,000 units at a price of $10.00 per Unit for a total of $230,000,000, which includes the full exercise of the underwriters’ overallotment option in the amount of 3,000,000 Units. Each Unit consists of one share of the Company’s Class A ordinary shares, $0.0001 par value and one-half
of one redeemable warrant to purchase one Class A ordinary share (the “Warrants”). The Warrants will only be exercisable for whole shares at $11.50 per share.
On August 28, 2025, the New Sponsor Purchase was completed, whereby the Original Sponsor agreed to sell to the New Sponsor, and the New Sponsor agreed to purchase from the Original Sponsor, an aggregate of 7,880,000 Class B ordinary shares, par value $0.0001 per share, 400,000 Class A ordinary shares, par value $0.0001 per share, and 200,000 private placement warrants of the Company for an aggregate purchase price of $6,600,000 (see Note 1 –
Changes in control of Registrant
).
Warrants —
As of September 30, 2025, there were 11,500,000 Public Warrants and 355,000 Private Placement Warrants outstanding. Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, at any time commencing on the later of 12 months from the closing of the Initial Public Offering and after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of Class A ordinary shares. This means that only a whole warrant may be exercised at any given time by a warrant holder. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The warrants will expire at 5:00 p.m., New York City time, on the fifth anniversary of the completion of an initial Business Combination, or earlier upon redemption.
In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by our Board of Directors, and in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by them prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of our Class A ordinary shares during the 20trading-dayperiod starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the price at which the Company issue the additional Class A ordinary shares or equity-linked securities. On the exercise of any warrant, the exercise price will be paid directly to the Company and not placed in the Trust Account.
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
Redemption of Warrants: The Company may redeem the outstanding warrants:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

ARMADA ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

•	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and

•
if, and only if, the last reported sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, dividends, reorganizations, recapitalizations and the like) for any 20 trading days within
a30-tradingday
period ending on the third trading day prior to the date on which the Company will send the notice of redemption to the warrant holders.

The Company will not redeem the warrants unless a registration statement under the Securities Act covering the issuance of the warrant shares underlying the warrants to be so redeemed is then effective and a current prospectus relating to those warrant shares is available throughout the30-dayredemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the warrants become redeemable by the Company, it may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.
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
No fractional Class A ordinary share will be issued upon
redemption
. If, upon redemption, a holder would be entitled to receive a fractional interest in a share, the Company will round down to the nearest whole number of the number of Class A ordinary shares to be issued to the holder.
NOTE 4. PRIVATE PLACEMENT
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

ARMADA ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

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
Promissory Note — Related Party
The Sponsor had agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest
bearing, unsecured and on March 31, 2025, the loan was amended to extend maturity date at the earlier of June 30, 2025, or the closing of the Initial Public Offering. Proceeds received under the note were utilized as follows: $127,755 for working capital, $9,840 for payment of deferred offering costs, $4,614 for payment of formation costs and $870 for the payment of operating expenses. As of May 22, 2025, the Company repaid the outstanding balance of the note amounting to $143,079. Borrowings under the note are no longer available.
Administration Fee
Commencing on May 20, 2025, the Company has agreed to pay the Sponsor $12,000 per month for office space, administrative and support services. These monthly fees will cease upon the completion of the initial Business Combination or the liquidation of the Company. The Original Sponsor had agreed to defer payment of the administration fee until such time as new financing occurs to allow liquidity to pay the fee. The administrative services agreement with the Original Sponsor was terminated on August 28, 2025; all outstanding fees were paid through this date. For the period from October 3, 2024 (inception) through September 30, 2025, the Company has incurred and paid $39,000 in fees for these services. No agreement for administrative service fees has been entered into with the New Sponsor.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. A portion of such Working Capital Loans may be convertible into private placement units of the post Business Combination entity at the option of the lender. The units would be identical to the private placement units. As of September 30, 2025, no such Working Capital Loans were outstanding.
NOTE 5. COMMITMENTS AND CONTINGENCIES
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
Underwriting Agreement
The Company granted the Underwriters
a45-day
option to purchase up to 3,000,000 additional Units to cover any over-allotments, at the Initial Public Offering price less the underwriting discounts. On May 22, 2025, simultaneously with the closing of the Initial Public Offering, the underwriters elected to fully exercise the over-allotment option to purchase the additional 3,000,000 Units at a price of $10.00 per Unit.

ARMADA ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

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
On September 9, 2025, the Company entered into a letter agreement with its Underwriters that the Underwriters shall, severally and not jointly, on the terms and conditions set forth in the letter agreement, and contingent upon the occurrence of a specified event, which is the consummation of a business combination with Pubco, , will reimburse a portion of the Company’s bona fide documented fees and expenses incurred in connection with the Initial Public Offering in an amount of $2,300,000 (the “Reimbursement Amount”), with such amount decreased by $0.10 for every Ordinary Share for which a Public Shareholder exercises its redemption rights in connection with or prior to the specified event. As of September 30, 2025, no reimbursements have been recorded under this agreement.
Service Provider Agreements
The Company has agreed to pay Northland Securities, Inc. (“Northland”) a cash transaction fee (the “Finder Fee”) equal to 1.0% of the consideration (as defined in the agreement) in the event Northland introduces the Company to the target with which the Company completes an initial Business Combination or has substantive discussions with the target on behalf of and at the specific request of the Company with which the Company completes a Business Combination, payable only upon and subject to the closing of the initial Business Combination. At the closing of the initial Business Combination, the Company shall reimburse Northland up to $20,000 for all reasonable out-of-pocket
accountable fees and disbursements incurred by Northland in connection with the performance of its services. As of September 30, 2025, no such expenses have been incurred under the agreement. If we have not consummated an initial Business Combination before December 31, 2026, we may terminate the agreement by providing written notice of such termination to Northland. No amounts were incurred under this agreement from the period from October 3, 2024 (inception) through September 30, 2025.
The Company has engaged Bishop IR (“Bishop”) as an investor relations advisor in connection with the initial Business Combination for the period from May 19, 2025 through May 18, 2026 with a monthly fee of $8,500, payable only upon and subject to the closing of the initial Business Combination. Either party can terminate the contract at any time upon thirty days prior notice to the other party. Upon completion of initial Business Combination, Bishop would be entitled to a success fee of $100,000 payable only upon and subject to the closing of the initial Business Combination. Bishop shall also be reimbursed for all reasonable expenses and disbursements incurred by Bishop on our behalf, provided that such expenses shall not exceed $300 without our prior consent. The agreement with Bishop was terminated effective September 3, 2025 by the New Sponsor. Upon termination of the agreement the Company recognized $37,564 of expenses which are included in deferred professional fees in the Company’s balance sheet as of September 30, 2025.
On October 19, 2025, CCM was retained by the Company to provide an opinion to the Company’s Board as to the fairness of the Exchange Ratio (as defined in the Fairness opinion) in connection with the proposed Initial Business Combination Agreement. Pursuant to the terms of its engagement, CCM became entitled to a fee of $450,000 in consideration for the fairness opinion (the “Fairness Opinion Fee”). The Fairness Opinion Fee is due and payable to CCM as follows: (i) up to $100,000 became due to CCM upon informing the SPAC Board that it was prepared render and deliver the fairness opinion; and (ii) the balance of the Fairness Opinion Fee is due upon the earlier of the closing of the proposed Initial Business Combination or the termination of the merger agreement entered into by the Company with respect to the proposed Initial Business Combination. The Company has also agreed to reimburse CCM’s reasonable expenses up to an aggregate amount of $125,000 and to indemnify CCM against liabilities arising out of or in connection with the services rendered and to be rendered by CCM under its engagement with the Company.
NOTE 6. SHAREHOLDERS’ DEFICIT
Preferred Shares
The Company is authorized to issue 1,000,000 shares of preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of September 30, 2025, there were no preferred shares issued and outstanding.
Class A Ordinary Shares
The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2025, there were 710,000 ordinary shares issued or outstanding, excluding 23,000,000 Class A ordinary shares subject to possible redemption, as described above in Note 2 – Class A Ordinary Shares Subject to Possible Redemption. All Class A shares are entitled to one vote per share.
Class B Ordinary Shares
The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. At September 30, 2025, there were 7,880,000 Class B ordinary shares issued and outstanding. All Class B shares are entitled to one vote per share.
NOTE 7. SEGMENT INFORMATION
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

ARMADA ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

The CODM assesses performance for the
single
segment and decides how to allocate resources. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

September 30, 2025
Cash	$361,105
Cash and marketable securities held in Trust Account	$234,628,166

For period from October 3, 2024 (Inception) through September 30, 2025
General administrative costs	$1,706,183
Interest earned on cash and marketable securities held in Trust Account	$3,478,166
NOTE 8. FAIR VALUE MEASUREMENTS
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

The following table presents information about the Company’s assets that are measured at fair value as of September 30, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2025
Assets:
Cash and marketable securities held in Trust Account	1	$234,628,166
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

ARMADA ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

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
NOTE 9. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below or within these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.
Entry into Business Combination Agreement
On October 19, 2025, the Company entered into a Business Combination Agreement with Pubco, Pathfinder, SPAC Merger Sub, Pubco, and Ripple (see Note 1 –
Business Combination Agreement).
Change in Ticker Symbols
On October 29, 2025, the Company, issued a press release announcing that the ticker symbols for its Class A ordinary shares, units and public warrants will change from “AACI,” “AACIU” and “AACIW,” to “XRPN,” “XRPNU” and “XRPNW,” respectively. The changes are in connection with the previously announced Business Combination Agreement, entered into on October 19, 2025.
Determination of Signing XRP Price
As previously disclosed in Note 1 –
Business Combination Agreement,
Pubco, Pathfinder and the Company entered Advance Funding Subscription Agreements, (ii) a Series C Subscription Agreement with the Sponsor and such agreement, the “Series C Subscription Agreement”), pursuant to which the Sponsor agreed to purchase, and Pubco agreed to issue and sell, on the Closing Date, shares of Pubco Class A Common Stock and Pubco Class C Common Stock for a contribution of 211,319,096.061435 XRP tokens, and (iii) a subscription agreement with an affiliate of Ripple (the “Ripple Group Subscription Agreement”), pursuant to which such investor agreed to purchase, and Pubco agreed to issue and sell, on the Closing Date, shares of Pubco Class A Common Stock and Pathfinder Units for an aggregate contribution of 50 million XRP tokens, in each case in a private placement upon the terms and subject to the conditions set forth in the applicable agreements. Concurrently with the execution of the Business Combination Agreement, Ripple, Pathfinder and Pubco also entered into the Contribution Agreement and, together with the Advance Funding Subscription Agreements, the Series C Subscription Agreement and the Ripple Group Subscription Agreement, the “Signing XRP Agreements”), pursuant to which Ripple will contribute 126,791,458 XRP tokens to the Company in exchange for Company Units, which will be automatically cancelled and exchanged for shares of Pubco Class A Common Stock on a one-for-one
basis at the Closing, subject to certain limitations described therein.
Pubco and the Company announced on November 4, 2025 that the Signing XRP Price under each of the Signing XRP Agreements, which was calculated as the volume-weighted average price of XRP denominated in USD as quoted on the “CME CF
XRP-Dollar
Reference Rate - New York Variant” benchmark (with the reference ticker XRPUSD_NY) at 4:00 p.m. New York City time on the day immediately preceding the date on which the Business Combination Agreement was signed, has been determined to be $2.36609.
Purchase of XRP by Pubco
On November 4, 2025, the Company and Pubco issued a joint press release announcing the purchase by Pubco of 84,365,876.3625 XRP using the aggregate cash proceeds from the Advance Funding Subscription Agreements at an average price of $2.53657058 per XRP.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 4th day of December, 2025.

ARMADA ACQUISITION CORP. II

By:	/s/ Taryn Naidu
Name: Taryn Naidu Title: Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. The undersigned hereby constitute and appoint Taryn Naidu and Kyle Horton, and each of them, their true and lawful agents and attorneys-in-fact with full power and authority in said agents and attorneys-in-fact, and in any one or more of them, to sign for the undersigned and in their respective names as Directors and officers of Armada Acquisition Corp. II, any amendment or supplement hereto. The undersigned hereby confirm all acts taken by such agents and attorneys-in- fact, or any one or more of them, as herein authorized.

Signature	Title	Date

/s/ Taryn Naidu Taryn Naidu	Chief Executive Officer and Director (Principal Executive Officer)	December 4, 2025

/s/ Kyle Horton Kyle Horton	Chief Financial Officer (Principal Financial and Accounting Officer)	December 4, 2025

/s/ J. Michael Arrington J. Michael Arrington	Director	December 4, 2025

/s/ Richard Danis Richard Danis	Director	December 4, 2025

/s/ Lindy Key Lindy Key	Director	December 4, 2025

/s/ Ronald Palmeri Ronald Palmeri	Director	December 4, 2025