Form 10-Q
period 2025-12-31
Armada Acquisition Corp. II
filed 2026-02-13
CIK 2044009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File
No. 001-42661

Armada Acquisition Corp. II
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1815892
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
382 NE 191st Street, Suite 52895
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
of the Exchange Act): Yes ☒ No ☐
As of February 12, 2026
, there were 23,710,000 Class A Ordinary Shares issued and outstanding which are comprised of 1,144,534 Class A Ordinary Shares underlying Units and 22,565,466 Class A Ordinary Shares that trade separately, and 7,880,000 Class B Ordinary Shares issued and outstanding.

ARMADA ACQUISITION CORP. II

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Balance Sheets as of December 31, 2025 (Unaudited) and September 30, 2025	1

	Unaudited Condensed Statements of Operations for the Three Months ended December 31, 2025 and for the period from October 3, 2024 (Inception) through December 31, 2024	2

	Unaudited Condensed Statements Shareholders’ Deficit for the Three Months ended December 31, 2025 and for the period from October 3, 2024 (Inception) through December 31, 2024	3

	Unaudited Condensed Statements of Cash Flows for the Three Months Ended December 31, 2025 and for the period from October 3, 2024 (Inception) through December 31, 2024	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	28

Item 6.	Exhibits	29

SIGNATURES		30

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

ii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Armada Acquisition Corp. II
BALANCE SHEETS

	December 31,	September 30,
	2025	2025
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$287,074	$361,105
Prepaid expenses	32,517	50,067
Prepaid insurance	125,913	137,360

Total current assets	445,504	548,532

Prepaid insurance – long-term	—	22,893
Cash and marketable securities held in Trust Account	236,930,055	234,628,166

TOTAL ASSETS	$237,375,559	$235,199,591

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued offering costs	$75,000	$75,000
Accounts payable and accrued expenses	4,183,158	1,403,430

Total current liabilities	4,258,158	1,478,430
Deferred professional fees	37,564	37,564
Deferred underwriting fee payable	9,200,000	9,200,000

TOTAL LIABILITIES	13,495,722	10,715,994

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 23,000,000 shares at a redemption value of $10.30 and $10.20 per share as of December 31, 2025 and September 30, 2025, respectively	236,930,055	234,628,166
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 710,000 shares issued and outstanding as of December 31, 2025 and September 30, 2025	71	71
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,880,000 shares issued and outstanding as of December 31, 2025 and September 30, 2025	788	788
Additional paid-in capital	—	—
Accumulated deficit	(13,051,077)	(10,145,428)

Total Shareholders’ Deficit	(13,050,218)	(10,144,569)

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$237,375,559	$235,199,591

The accompanying notes are an integral part of the unaudited condensed financial statements.

Armada Acquisition Corp. II
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended December 31,	For the Period from October 3, 2024 (Inception) Through December 31,
	2025	2024
General and administrative costs	$2,905,649	$45,784

Loss from operations	(2,905,649)	(45,784)

Other income:
Interest earned on cash and marketable securities held in Trust Account	2,301,889	—

Other income	2,301,889	—

Net loss	$(603,760)	$(45,784)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	23,000,000	—

Basic and diluted net loss per ordinary share, Class A ordinary shares subject to redemption	$ (0.02)	$—

Basic and diluted weighted average shares outstanding, Class A & Class B ordinary shares not subject to redemption	8,590,000	6,852,174

Basic and diluted net loss per ordinary share, Class A & Class B ordinary shares not subject to redemption	$(0.02)	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

Armada Acquisition Corp. II
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED DECEMBER 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance – September 30, 2025	710,000	$71	7,880,000	$788	$—	$(10,145,428)	$(10,144,569)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,301,889)	(2,301,889)
Net loss	—	—	—	—	—	(603,760)	(603,760)

Balance – December 31, 2025	710,000	$71	7,880,000	$788	$—	$(13,051,077)	$(13,050,218)

FOR THE PERIOD FROM OCTOBER 3, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance – October 3, 2024 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares	—	—	7,880,000	788	24,212	—	25,000
Net loss	—	—	—	—	—	(45,784)	(45,784)

Balance – December 31, 2024	—	$—	7,880,000	$788	$24,212	$(45,784)	$(20,784)

The accompanying notes are an integral part of the unaudited condensed financial statements.

Armada Acquisition Corp. II
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended December 31, 2025	For the Period from October 3, 2024 (Inception) Through December 31, 2024
Cash Flows from Operating Activities:
Net income (loss)	$(603,760)	$(45,784)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of formation costs through promissory note	—	4,614
Payment of operating costs through promissory note	—	870
Payment of operating costs through issuance of Class B ordinary shares	—	25,000
Interest earned on cash and marketable securities held in Trust Account	(2,301,889)	—
Changes in operating assets and liabilities:
Prepaid expenses	17,550	—
Prepaid insurance	34,340	—
Accounts payable and accrued expenses	2,779,728	15,300

Net cash used in operating activities	(74,031)	—

Net Change in Cash	(74,031)	—
Cash – Beginning of period	361,105	—

Cash – End of period	$287,074	$—

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$289,859

Deferred offering costs paid through promissory note – related party	$—	$7,940

Prepaid services contributed by Sponsor through promissory note - related party	$—	$1,900

Accretion of Class A ordinary shares to redemption value	$2,301,889	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

Armada Acquisition Corp. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2025
(Unaudited)
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Organization and General
Armada Acquisition Corp. II (hereinafter, the “Company” or the “SPAC”) was incorporated as a Cayman Islands exempted company on October 3, 2024. The Company is a newly organized blank check company or special purpose acquisition company, formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific business combination target. Its efforts to identify a prospective target business will not be limited to a particular industry or geographic region although it intends to focus on target businesses that provide technological services to the financial services industry
(“FinTech”),Software-as-a-Service(“SaaS”),or
artificial intelligence (“AI”). The Company became an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) upon the closing of the initial public offering (“Initial Public Offering”) described below.
As of December 31, 2025, the Company had not commenced any operations. All activity for the period from October 3, 2024 (date of inception) through December 31, 2025, relates to the Company’s formation activities in pursuit of completing a business combination and the Initial Public Offering. The Company will not generate any operating revenues until after completion of the Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on investments held in the Trust Account described below. The Company has selected September 30 as its fiscal year end.
Sponsor, Founder and Proposed Financing
For the period from October 3, 2024 (date of inception) through August 28, 2025 the Company’s sponsor was Armada Sponsor II LLC, a Delaware limited liability company (the “Original Sponsor”). Effective August 28, 2025, upon completion of the Purchase Agreement (as defined below) Arrington XRP Capital Fund, LP, a Delaware limited partnership is the Company’s sponsor (the “New Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on May 20, 2025. On May 22, 2025, the Company consummated the Initial Public Offering of 23,000,000 units at $10.00 per unit, which is discussed in Note 3, which includes the full exercise of the over-allotment option of 3,000,000 Units, by Cohen and Company Capital Markets a division of J.V.B. Financial Group, LLC (“CCM”) and Northland Securities, Inc. (“Northland”) (collectively, the “Underwriters”)— which is discussed in Note 4, generating gross proceeds of $230,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 710,000 private placement units, 400,000 of which were purchased by the Original Sponsor and 310,000 purchased by the underwriter at a price of $10.00 per private placement unit, generating gross proceeds of $7,100,000. The net proceeds from the Initial Public Offering and a portion of the proceeds from the Private Placement are held in the Trust Account (discussed below).
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
If the Company holds a shareholder vote or there is a tender offer for shares in connection with the Business Combination, a public shareholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest (which interest shall be net of taxes payable, if any). As a result, such shares are recorded at redemption amount and classified as temporary equity upon the completion of the Initial Public Offering. The amount in the Trust Account is $10.05 per public share ($231,150,000 held in the Trust Account divided by 23,000,000 public shares). The Company has 18 months from the closing date of the Initial Public Offering to complete its initial Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares for a per share pro rata portion of the Trust Account, including interest, but less taxes payable and up to $100,000 to pay dissolution expenses; and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining shareholders, as part of its plan of dissolution and liquidation. The initial shareholders each entered into agreements with us, pursuant to which they agreed: (1) to waive their redemption rights with respect to their founder shares, private placement units and any Class A ordinary shares issuable upon conversion thereof in connection with the consummation of our initial Business Combination or a tender offer conducted prior to a Business Combination or in connection with it; and (2) to waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and private placement units if the Company fails to complete its initial Business Combination within 18 months from the closing of the Initial Public Offering, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if we fail to complete our initial Business Combination within the prescribed time frame.
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
The Ripple Group Subscribers will receive a number of shares of Pubco Class A Common Stock on the Closing Date that would result in the Ripple Group Holders collectively owning, immediately after the Closing Date and the other related transactions, a number of Pubco Class A Common Stock that would cause such Ripple Group Holders to be the beneficial owners of capital stock of Pubco such that the Ripple Group Ownership Percentage equals 9.9%. The Ripple Group Subscriber will also receive a number of Pathfinder Units equal to the number of Subscribed Equity Interests minus the number of Subscribed Shares.
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
Pursuant to the Subscription Agreements, Pubco has agreed to use commercially reasonable efforts to file a registration statement registering the resale of the shares purchased by the Subscribers pursuant to the Subscription Agreements (at Pubco’s sole cost and expense) within 30 calendar days following the Closing Date and to use commercially reasonable efforts to have such registration statement declared effective as soon as practicable, and in any event no later than 75 calendar days after the Closing Date, subject to an extension in the event of SEC review.
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

Liquidity and Going Concern
As of December 31, 2025, the Company had $
287,074
in its operating bank accounts and working capital deficit of $
3,812,654
. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the New Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required (see also Note 4—“Related Party Loans”) either to complete our Business Combination or because the Company may become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic ASC
205-40
(“ASC 205”), “Going Concern,” as of December 31, 2025, the Company has until November 22, 2026 (the “Liquidation Date”) to consummate an initial Business Combination. It is uncertain that we will be able to consummate an initial business combination by November 22, 2026. If an initial Business Combination is not consummated by the Liquidation Date, there will be mandatory liquidation and subsequent dissolution.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to
Form10-Q
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the period ended September 30, 2025, as filed with the SEC on December 4, 2025. The interim results for the three months ended December 31, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2026, or for any future periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $287,074 and $361,105 and did not have any cash equivalents as of December 31, 2025 and September 30, 2025.

Cash and Marketable Securities Held in Trust Account
As of December 31, 2025, the assets held in the Trust Account, amounting to $236,930,055, were held primarily in money market funds which invests in U.S. Treasury securities. As of September 30, 2025, the assets held in the Trust Account, amounting to $234,628,166, were held primarily in U.S. Treasury bills which matured on December 11, 2025.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which at times may exceed federally insured limits. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820 (“ASC 820”), “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature, except for Cash and Marketable securities held in Trust Account as described in Note 8 – Fair Value Measurements below.

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
“
Other Assets and Deferred Costs—SEC Materials
” (“ASC 340”) and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering” (“SAB Topic 5A”). Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC
470-20,“Debt
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025 and September 30, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
amount held in the Trust
per-share,
less any permitted withdrawals. The change in the carrying value of redeemable shares will result in charges against additional paid-in
capital (to the extent available) and accumulated deficit. Accordingly, as of December 31, 2025 and September 30, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheets. As of December 31, 2025 and September 30, 2025, the Class A ordinary shares subject to possible redemption reflected in the unaudited condensed balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(3,565,000)
Class A ordinary shares issuance cost	(14,171,895)
Accretion of carrying value to redemption value	22,365,061

Class A Ordinary Shares subject to possible redemption, September 30, 2025	234,628,166
Plus:
Accretion of carrying value to redemption value	2,301,889

Class A Ordinary Shares subject to possible redemption, December 31, 2025	$236,930,055

Warrant Instruments
The Company accounted for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. Such guidance provides that the warrants described above will not be precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity in accordance with FASB ASC 480 and FASB ASC 815. 11,500,000 Public Warrants and 355,000 Private Placement Warrants outstanding.
Net Loss per Ordinary Share
The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share” (“ASC 260”). The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net loss per ordinary share is calculated by dividing the net loss by the weighted average ordinary shares outstanding for the respective period. Diluted net loss per share attributable to ordinary shareholders adjusts the basic net loss per share attributable to ordinary shareholders and the weighted-average ordinary shares outstanding for the potentially dilutive impact of outstanding warrants. However, because the warrants are anti-dilutive, they have been excluded from the calculation of diluted loss per ordinary share for the periods presented.
With respect to the accretion of Class A ordinary shares subject to possible redemption and consistent with ASC Topic
480-10-S99-3A,
the Company treated accretion in the same manner as a dividend paid to the shareholders in the calculation of the net loss per ordinary share.
The following table reflects the calculation of basic and diluted net loss per ordinary share:

	For the Three Months Ended December 31, 2025		For the period from October 3, 2024 (inception) through December 31, 2024
	Class A - Redeemable	Class A & B - Non-redeemable	Class A - Redeemable	Class A & B - Non-redeemable
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(439,585)	$(164,175)	$—	$(45,784)
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	8,590,000	—	6,852,174
Basic and diluted net loss per ordinary share	$(0.02)	$(0.02)	$—	$(0.01)
Recent Accounting Pronouncements
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
).
Warrants —
As of December 31, 2025 and September 30, 2025, there were 11,500,000 Public Warrants and 355,000 Private Placement Warrants outstanding. Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, at any time commencing on the later of 12 months from the closing of the Initial Public Offering and after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of Class A ordinary shares. This means that only a whole warrant may be exercised at any given time by a warrant holder. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The warrants will expire at 5:00 p.m., New York City time, on the fifth anniversary of the completion of an initial Business Combination, or earlier upon redemption.
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
Redemption of Warrants: The Company may redeem the outstanding warrants:

•	in whole and not in part;

•	at a price of $ 0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption (the “ 30 -day redemption period”); and

•
if, and only if, the last reported sale price of the Class A ordinary shares equals or exceeds $
18.00
per share (as adjusted for share splits, dividends, reorganizations, recapitalizations and the like) for any
20
trading days within a
30
-trading
day period ending on the third trading day prior to the date on which the Company will send the notice of redemption to the warrant holders.

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

Administration Fee
Commencing on May 20, 2025, the Company has agreed to pay the Sponsor $12,000 per month for office space, administrative and support services. These monthly fees will cease upon the completion of the initial Business Combination or the liquidation of the Company. The Original Sponsor had agreed to defer payment of the administration fee until such time as new financing occurs to allow liquidity to pay the fee. The administrative services agreement with the Original Sponsor was terminated on August 28, 2025; all outstanding fees were paid through this date. For the three months ended December 31, 2025 and for the period from October 3, 2024 (inception) through December 31, 2024, the Company did not incur any fees for these services. No agreement for administrative service fees has been entered into with the New Sponsor.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. A portion of such Working Capital Loans may be convertible into private placement units of the post Business Combination entity at the option of the lender. The units would be identical to the private placement units. As of December 31, 2025 and September 30, 2025, no such Working Capital Loans were outstanding.
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
On September 9, 2025, the Company entered into a letter agreement with its Underwriters that the Underwriters shall, severally and not jointly, on the terms and conditions set forth in the letter agreement, and contingent upon the occurrence of a specified event, which is the consummation of a business combination with Pubco, will reimburse a portion of the Company’s bona fide documented fees and expenses incurred in connection with the Initial Public Offering in an amount of $2,300,000 (the “Reimbursement Amount”), with such amount decreased by $0.10 for every Ordinary Share for which a Public Shareholder exercises its redemption rights in connection with or prior to the specified event. As of December 31, 2025 and September 30, 2025, no reimbursements have been recorded under this agreement.
Service Provider Agreements
The Company has agreed to pay Northland Securities, Inc. (“Northland”) a cash transaction fee (the “Finder Fee”) equal to 1.0% of the consideration (as defined in the agreement) in the event Northland introduces the Company to the target with which the Company completes an initial Business Combination or has substantive discussions with the target on behalf of and at the specific request of the Company with which the Company completes a Business Combination, payable only upon and subject to the closing of the initial Business Combination. At the closing of the initial Business Combination, the Company shall reimburse Northland up to $20,000 for all reasonable out-of-pocket
accountable fees and disbursements incurred by Northland in connection with the performance of its services. As of December 31, 2025, no such expenses have been incurred under the agreement. If we have not consummated an initial Business Combination before November 22, 2026, we may terminate the agreement by providing written notice of such termination to Northland. No amounts were incurred under this agreement from the period from October 3, 2024 (inception) through December 31, 2025.

The Company has engaged Bishop IR (“Bishop”) as an investor relations advisor in connection with the initial Business Combination for the period from May 19, 2025 through May 18, 2026 with a monthly fee of $8,500, payable only upon and subject to the closing of the initial Business Combination. Bishop shall also be reimbursed for all reasonable expenses and disbursements incurred by Bishop on our behalf, provided that such expenses shall not exceed $300 without our prior consent. The agreement with Bishop was terminated effective September 3, 2025 by the New Sponsor. Upon termination of the agreement the Company recognized $37,564 of expenses which are included in deferred professional fees in the Company’s unaudited condensed balance sheets as of December 31, 2025 and September 30, 2025.
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
NOTE 6. SHAREHOLDERS’ DEFICIT
Preferred Shares
The Company is authorized to issue 1,000,000 shares of preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2025 and September 30, 2025, there were no preferred shares issued and outstanding.
Class A Ordinary Shares
The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2025 and September 30, 2025, there were 710,000 ordinary shares issued or outstanding, excluding 23,000,000 Class A ordinary shares subject to possible redemption, as described above in Note 2 – Class A Ordinary Shares Subject to Possible Redemption. All Class A shares are entitled to one vote per share.
Class B Ordinary Shares
The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. At December 31, 2025 and September 30, 2025, there were 7,880,000 Class B ordinary shares issued and outstanding. All Class B shares are entitled to one vote per share.
NOTE 7. SEGMENT INFORMATION
ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s CODM, the
Chief Financial Officer
, in deciding how to allocate resources and assess performance.
The CODM assesses performance for the
single
segment and decides how to allocate resources. The measure of segment assets is reported on the unaudited condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	December 31, 2025	September 30, 2025
Cash	$287,074	$361,105
Cash and marketable securities held in Trust Account	$236,930,055	$234,628,166

	For the Three Months Ended December 31, 2025	For period from October 3, 2024 (Inception) through December 31, 2024
General administrative costs	$2,905,649	$45,784
Interest earned on cash and marketable securities held in Trust Account	$2,301,889	$—

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

The following table presents information about the Company’s assets that are measured at fair value as of December 31, 2025 and September 30, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	December 31, 2025
Assets:
Marketable securities held in Trust Account	1	$236,930,055

	Level	September 30, 2025
Assets:
Cash and marketable securities held in Trust Account	1	$234,628,166
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

NOTE 9.
SUBSEQUENT
EVENTS
The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheets date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and
Analysis
of Financial Condition and Results of Operations.
References to “we”, “us”, “our” or the “Company” are to Armada Acquisition Corp. II, except where the context requires otherwise. The following discussion should be read in conjunction with our unaudited condensed financial statements and related notes thereto included elsewhere in this report.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Unaudited Condensed Financial Statements and the related Notes thereto for the period ended December 31, 2025 contained in this Quarterly Report on Form 10-Q and the Audited Financial Statements of Armada Acquisition Corp. II as of September 30, 2025 included in the Company’s Annual Report on

Form 10-K

filed with the SEC on December 4, 2025, as well as in conjunction with the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included therein. Forward looking statements in this Form 10-Q are qualified by the cautionary statement included in this Form 10-Q under the sub-heading “Cautionary Note Regarding Forward-Looking Statements” in the introduction of this Form 10-Q.
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

For more information about the Business Combination Agreement and the proposed Transactions, see the section entitled “
Business—Background and Business Combination Agreement
.”
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
Subscription Agreements
Advance Funding Subscription Agreements
Together with Pubco and Pathfinder, we entered into advance funding subscription agreements in connection with the execution of the Business Combination Agreement (the “Advance Funding Subscription Agreements”) with certain institutional investors and individual accredited investors (“Advance Subscribers”) pursuant to which the Advance Subscribers agreed to purchase, and Pubco agreed to issue and sell, on the Closing Date, shares of Pubco Class A Common Stock for an aggregate of $
214.05
 million in cash and a contribution of
600,000
XRP tokens, in a private placement (the “PIPE”), upon the terms and subject to the conditions set forth in such agreements. Advance Subscribers will receive a number of shares of Pubco Class A Common Stock on the Closing Date equal to the quotient of (i) the Advance Subscriber Subscription Price and (ii) $
10.00
(the “Initial Subscribed Shares”), plus the Adjustment Shares (as defined below). “Advance Subscriber Subscription Price” means (a) if the Advance Subscriber elected to subscribe for shares of Pubco Class A Common Stock with cash, the amount of cash contributed as set forth on the signature page to its Advance Funding Subscription Agreement or (b) if the Advance Subscriber elected to subscribe for shares of Pubco Class A Common Stock with XRP, such amount (in USD) equal to the product of (x) the amount of XRP contributed as set forth on the signature page to its Advance Funding Subscription Agreement and (y) the XRP Token VWAP on October 19, 2025.

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
The Ripple Group Subscribers will receive a number of shares of Pubco Class A Common Stock on the Closing Date that would result in the Ripple Group Holders collectively owning, immediately after the Closing Date and the other related transactions, a number of Pubco Class A Common Stock that would cause such Ripple Group Holders to be the beneficial owners of capital stock of Pubco such that the Ripple Group Ownership Percentage equals 9.9%. The Ripple Group Subscriber will also receive a number of Pathfinder Units equal to the number of Subscribed Equity Interests minus the number of Subscribed Shares.
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

Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 3, 2024 (inception) through December 31, 2025 were organizational activities and those necessary to prepare for the Initial Public Offering. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. Subsequent to the Initial Public Offering, we generate non-operating
income in the form of interest income on marketable securities held in the trust account established for the benefit of our public shareholders (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, our initial Business Combination.
For the three months ended December 31, 2025, we had a net loss of $603,760, which consisted of interest earned on cash and marketable securities held in Trust Account of $2,301,889, offset by general and administrative costs of $2,905,649.
For the three months ended December 31, 2025, we had a general and administrative costs of $2,905,649 which mainly consists of accounting and legal fees for the services performed in relation to review of business combinations agreements.
For the period from October 3, 2024 (inception) through December 31, 2024, we had a net loss of $45,784, which consisted of general and administrative costs.
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
For the three months ended December 31, 2025, cash used in operating activities was $74,031. Net loss of $603,760 was affected by interest earned on cash and marketable securities held in the Trust Account of $2,301,889. Changes in operating assets and liabilities provided $2,732,321 of cash for operating activities.
For the period from October 3, 2024 (inception) through December 31, 2024, cash used in operating activities was $0. Net loss of $45,784 was affected by the payment of operating costs through the issuance of Class B ordinary shares of $25,000, payment of formation and operating costs through promissory note – related party of $4,614 and $870, respectively. Changes in operating assets and liabilities provided $15,300 of cash for operating activities.

As of December 31, 2025, we had marketable securities held in the Trust Account of $236,930,055 (including approximately $5,780,055 of interest income) consisting of money market funds which invests in U.S. Treasury securities with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable, if any), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of December 31, 2025, we had cash of $287,074. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.
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
sheet arrangements as of December 31, 2025.
Contractual obligations
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
The Ripple Group Subscribers will receive a number of shares of Pubco Class A Common Stock on the Closing Date that would result in the Ripple Group Holders collectively owning, immediately after the Closing Date and the other related transactions, a number of Pubco Class A Common Stock that would cause such Ripple Group Holders to be the beneficial owners of capital stock of Pubco such that the Ripple Group Ownership Percentage equals 9.9%. The Ripple Group Subscriber will also receive a number of Pathfinder Units equal to the number of Subscribed Equity Interests minus the number of Subscribed Shares.
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
Pursuant to the Subscription Agreements, Pubco has agreed to use commercially reasonable efforts to file a registration statement registering the resale of the shares purchased by the Subscribers pursuant to the Subscription Agreements (at Pubco’s sole cost and expense) within 30 calendar days following the Closing Date and to use commercially reasonable efforts to have such registration statement declared effective as soon as practicable, and in any event no later than 75 calendar days after the Closing Date, subject to an extension in the event of SEC review.
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
Additionally, the Underwriters are entitled to $0.40 per Unit sold in the offering, $9,200,000 in the aggregate, and is payable to the Underwriters based on the percentage of funds remaining in the Trust Account after redemptions of public shares, for deferred underwriting commissions to be placed in a Trust Account located in the United States and released to the underwriters only upon the completion of an initial Business Combination. On September 9, 2025, we entered into a letter agreement with our Underwriters that the Underwriters shall, severally and not jointly, on the terms and conditions set forth in the letter agreement, and contingent upon the occurrence of a specified event that relates to a digital asset treasury transaction, reimburse a portion of the our bona fide documented fees and expenses incurred in connection with our Initial Public Offering in an amount of $2,300,000 (the “Reimbursement Amount”), with such amount decreased by $0.10 for every ordinary share for which a public shareholder exercises its redemption rights in connection with or prior to the specified event. As of December 31, 2025 and September 30, 2025, no reimbursements have been recorded under this agreement.
We have entered into an agreement with an advisor, Northland, a cash transaction fee equal to a cash transaction fee equal to 1.0% of the consideration in the event that this advisor introduces the Company to the target with which we complete an initial Business Combination which is payable only upon and subject to the closing of the initial Business Combination. We have also agreed to pay Northland up to $20,000 in reimbursable out-of-pocket
expenses. No amounts were incurred under this agreement from the period from our inception through December 31, 2025. We have entered into an agreement with an investor relations advisor, Bishop IR (“Bishop”) for the period from May 19, 2025 through May 18, 2026 with a monthly fee of $8,500, payable only upon and subject to the closing of the initial Business Combination. Upon completion of the initial Business Combination, Bishop will be entitled to a success fee of $100,000 payable only upon and subject to the closing of the initial Business Combination. Bishop shall also be reimbursed for all reasonable expenses and disbursements incurred on our behalf provided they do not exceed $300 without our prior consent. The agreement with Bishop was terminated effective September 3, 2025 by our New Sponsor. Upon termination of the agreement the Company recognized $37,564 of expenses which are included in deferred professional fees in our unaudited condensed balance sheets as of December 31, 2025 and September 30, 2025.
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
Critical Accounting Estimates
The preparation of unaudited condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Making estimates requires Management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could materially differ from those estimates. As of December 31, 2025, we did not have any critical accounting estimates to be disclosed.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2025, pursuant to
Rule 13a-15(b)under
the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form 10-K for the period ended September 30, 2025 filed with the SEC on December 4, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales
We did not sell any equity securities during the quarter ended December 31, 2025.
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
On May 22, 2025, we consummated the Initial Public Offering of 23,000,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units. The Units sold in the Initial Public Offering were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $230,000,000. Cohen acted as lead book runner and Northland acted as joint book-runner for the Initial Public Offering. The securities in the offering were registered under the Securities Act on Form
S-1(File
Nos.333-286110).The
registration statement became effective on May 20, 2025.
In connection with the Initial Public Offering, we incurred offering costs of approximately $14.4 million (which consisted of $4,600,000 of a cash underwriting fee, $9,200,000 of deferred underwriting fees, and $613,386 of other offering costs). After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the Initial Business Combination, if consummated) and the Initial Public Offering expenses, $231,150,000 of the net proceeds from our Initial Public Offering and the sale of the Private Placement Units was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Units are held in the Trust Account and invested as described elsewhere in this Quarterly Report on
Form10-Q.
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

Item 6. Exhibits
The following
exhibits
are filed as part of, or incorporated by reference into, this Quarterly Report on
Form10-Q.

No.	Description of Exhibit

2.1	Business Combination Agreement, dated as of October 19, 2025, by and among Armada Acquisition Corp. II, Evernorth Holdings Inc., Pathfinder Digital Assets LLC, Armada Merger Sub, Pathfinder Merger Sub, and Ripple Labs Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2025).

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2025)

10.1	Sponsor Support Agreement, dated October 19, 2025 by and among Arrington XRP Capital Fund, LP, Armada Acquisition Corp. II and Evernorth Holdings Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2025).

10.2	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2025).

10.3†	Form of Advance Funding Subscription Agreement (Institutional Investors) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2025).

10.4†	Form of Advance Funding Subscription Agreement (Individual Investors) (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2025).

10.5†	Form of Delayed Funding Subscription Agreement (Institutional Investors) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2025)

10.6†	Form of Delayed Funding Subscription Agreement (Individual Investors) (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2025)

10.7†	Series C Subscription Agreement, dated October 19, 2025, by and among Evernorth Holdings, Inc., Pathfinder Digital Assets LLC, Arrington XRP Capital Fund, LC and Armada Acquisition Corp II (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2025).

10.8†	Form of Ripple Group Subscription Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2025).

10.9	Form of Tax Receivable Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2025).

10.10	Contribution Agreement (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2025).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
†
Certain schedules, exhibits and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation
S-K.
SPAC will provide a copy of such omitted materials to the Securities and Exchange Commission or its staff upon request.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARMADA ACQUISITION CORP. II

Date: February 13, 2026	By:	/s/ Taryn Naidu
	Name:	Taryn Naidu
	Title:	Chief Executive Officer
(Chief Executive Officer)

Date: February 13, 2026	By:	/s/ Kyle Horton
	Name:	Kyle Horton
	Title:	Chief Financial Officer
(Chief Financial Officer)