Form 10-Q
period 2026-03-31
Armada Acquisition Corp. II
filed 2026-05-13
CIK 2044009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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
(215)543-6886
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
Rule12b-2of
the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer

☒	Non-accelerated filer	☒	Smaller reporting company

		☒	Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule12b-2
of the Exchange Act): Yes ☒ No ☐
As of May 11, 2026, there were 23,710,000 Class A Ordinary Shares issued and outstanding which are comprised of 1,170,434 Class A Ordinary Shares underlying Units and 22,539,566 Class A Ordinary Shares that trade separately, and 7,880,000 Class B Ordinary Shares issued and outstanding.

ARMADA ACQUISITION CORP. II

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Balance Sheets as of March 31, 2026 (Unaudited) and September 30, 2025	1

	Unaudited Condensed Statements of Operations for the Three and Six Months ended March 31, 2026 and for the Three Months ended March 31, 2025 and for the period from October 3, 2024 (inception) through March 31, 2025	2

	Unaudited Condensed Statements Shareholders’ Deficit for the Three and Six Months ended March 31, 2026 and for the Three Months Ended March 31, 2025 and period from October 3, 2024 (inception) through March 31, 2025	3

	Unaudited Condensed Statements of Cash Flows for the Six Months ended March 31, 2026 and for the period from October 3, 2024 (inception) through March 31, 2025	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	28

Item 6.	Exhibits	29

SIGNATURES		30

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

ii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Armada Acquisition Corp. II
BALANCE SHEETS

	March 31,	September 30,
	2026	2025
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$88,640	$361,105
Prepaid expenses	91,398	50,067
Prepaid insurance	91,573	137,360

Total current assets	271,611	548,532

Prepaid insurance – long-term	—	22,893
Cash and marketable securities held in Trust Account	239,035,116	234,628,166

TOTAL ASSETS	$239,306,727	$235,199,591

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued offering costs	$75,000	$75,000
Accounts payable and accrued expenses	4,982,190	1,403,430

Total current liabilities	5,057,190	1,478,430
Deferred professional fees	38,387	37,564
Deferred underwriting fee payable	9,200,000	9,200,000

TOTAL LIABILITIES	14,295,577	10,715,994

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 23,000,000 shares at a redemption value of $10.39 and $ 10.20 per share as of March 31, 2026 and September 30, 2025, respectively	239,035,116	234,628,166
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 710,000 shares issued and outstanding as of March 31, 2026 and September 30, 2025	71	71
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,880,000 shares issued and outstanding as of March 31, 2026 and September 30, 2025	788	788
Additional paid-in capital	—	—
Accumulated deficit	(14,024,825)	(10,145,428)

Total Shareholders’ Deficit	(14,023,966)	(10,144,569)

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$239,306,727	$235,199,591

The accompanying notes are an integral part of the unaudited condensed financial statements.

Armada Acquisition Corp. II
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,		For the Six Months Ended March 31,	For the Period from October 3. 2024 (Inception) Through March 31,
	2026	2025	2026	2025
General and administrative costs	$973,748	$706	$3,879,397	$46,490

Loss from operations	(973,748)	(706)	(3,879,397)	(46,490)

Other income:
Interest earned on cash and marketable securities held in Trust Account	2,105,061	—	4,406,950	—

Other income	2,105,061	—	4,406,950	—

Net income (loss)	$1,131,313	$(706)	$527,553	$(46,490)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	23,000,000	—	23,000,000	—

Basic and diluted net income (loss) per ordinary share, Class A ordinary shares subject to redemption	$0.04	$—	$0.02	$—

Basic and diluted weighted average shares outstanding, Class A & Class B ordinary shares not subject to redemption	8,590,000	6,852,174	8,590,000	6,852,174

Basic and diluted net income (loss) per ordinary share, Class A & Class B ordinary shares not subject to redemption	$0.04	$(0.00)	$0.02	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

Armada Acquisition Corp. II
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2026

	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Total Shareholder’ Deficit
	Ordinary Shares		Ordinary Shares
	Shares	Amount	Shares	Amount
Balance – September 30, 2025	710,000	$71	7,880,000	$788	$—	$(10,145,428)	$(10,144,569)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,301,889)	(2,301,889)
Net loss	—	—	—	—	—	(603,760)	(603,760)

Balance – December 31, 2025	710,000	$71	7,880,000	$788	—	$(13,051,077)	$(13,050,218)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,105,061)	(2,105,061)
Net income	—	—	—	—	—	1,131,313	1,131,313

Balance – March 31, 2026	710,000	$71	7,880,000	$788	$—	$(14,024,825)	$(14,023,966)

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND FOR THE PERIOD FROM OCTOBER 3, 2024 (INCEPTION) THROUGH MARCH 31, 2025

	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Total Shareholder’ Deficit
	Ordinary Shares		Ordinary Shares
	Shares	Amount	Shares	Amount
Balance – October 3, 2024 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares	—	—	7,880,000	788	24,212	—	25,000
Net loss	—	—	—	—	—	(45,784)	(45,784)

Balance – December 31, 2024	—	—	7,880,000	$788	$24,212	$(45,784)	$(20,784)
Net loss	—	—	—	—	—	(706)	(706)

Balance – March 31, 2025	—	$—	7,880,000	$788	$24,212	$(46,490)	$(21,490)

The accompanying notes are an integral part of the unaudited condensed financial statements.

Armada Acquisition Corp. II
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended March 31, 2026	For the Period from October 3, 2024 (Inception) Through March 31, 2025
Cash Flows from Operating Activities:
Net income (loss)	$527,553	$(46,490)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of formation costs through promissory note – related party	—	4,614
Payment of operating costs through promissory note – related party	—	870
Payment of operating costs through issuance of Class B ordinary shares	—	25,000
Payment of operating costs through advances from related party	—	508
Interest earned on cash and marketable securities held in Trust Account	(4,406,950)	—
Changes in operating assets and liabilities:
Prepaid expenses	(41,331)	(10,300)
Prepaid insurance	68,680	—
Accounts payable and accrued expenses	3,578,760	197
Deferred professional fees	823	—

Net cash used in operating activities	(272,465)	(25,601)

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	—	105,111
Payment of offering costs	—	(79,135)

Net cash used in financing activities	—	(25,976)

Net Change in Cash	(272,465)	375
Cash – Beginning of period	361,105	—

Cash – End of period	$88,640	$375

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$291,128

Deferred offering costs paid through promissory note – related party	$—	$9,840

Accretion of Class A ordinary shares to redemption value	$4,406,950	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

Armada Acquisition Corp. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
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
As of March 31, 2026, the Company had not commenced any operations. All activity for the period from October 3, 2024 (date of inception) through March 31, 2026, relates to the Company’s formation activities in pursuit of completing a business combination and the Initial Public Offering. The Company will not generate any operating revenues until after completion of the Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on investments held in the Trust Account described below. The Company has selected September 30 as its fiscal year end.
Sponsor, Founder and Proposed Financing
For the period from October 3, 2024 (date of inception) through August 28, 2025 the Company’s sponsor was Armada Sponsor II LLC, a Delaware limited liability company (the “Original Sponsor”). Effective August 28, 2025, upon completion of the Purchase Agreement (as defined below) Arrington XRP Capital Fund, LP, a Delaware limited partnership is the Company’s sponsor (the “New Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on May 20, 2025. On May 22, 2025, the Company consummated the Initial Public Offering of 23,000,000 units at $10.00 per unit, which is discussed in Note 3, which includes the full exercise of the over-allotment option of 3,000,000 Units, by Cohen and Company Capital Markets a division of J.V.B. Financial Group, LLC (“CCM”) and Northland Securities, Inc. (“Northland”) (collectively, the “Underwriters”)— which is discussed in Note 5, generating gross proceeds of $230,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 710,000 private placement units, 400,000 of which were purchased by the Original Sponsor and 310,000 purchased by the underwriter at a price of $10.00 per private placement unit, generating gross proceeds of $7,100,000. The net proceeds from the Initial Public Offering and a portion of the proceeds from the Private Placement are held in the Trust Account (discussed below).
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
The Trust Account
Upon the closing of the Initial Public Offering on May 22, 2025, an amount of $231,150,000 ($10.05 per unit) from the net proceeds of the sale of the units, and a portion of the proceeds of the sale of the private placement units, are held in a Trust Account and will be invested or held only in either (i) U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under    Rule
2a-7under
the Investment Company Act of 1940 which invest only in direct U.S. government treasury obligations, (ii) as uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank. Funds will remain in the Trust Account until the earlier of (i) the completion of the Business Combination or (ii) the distribution of the Trust Account as described below.
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
Pursuant to the Business Combination Agreement, and subject to the terms and conditions set forth therein, upon the consummation of the transactions contemplated thereby (the “Closing” and the date and time at which the Closing is actually held, the “Closing Date”), (a) Company Merger Sub will merge with and into Pathfinder, with Pathfinder continuing as the surviving company (the “Pathfinder Merger”), with holders of Pathfinder units (each, a “Pathfinder Unit”) receiving one share of Class A common stock, par value $0.001 per share, of Pubco (“Pubco Class A Common Stock”) for each Pathfinder Unit, subject to certain reductions and other limitations imposed on the Ripple Parties as set forth in the Business Combination Agreement, and (b) simultaneously with the Pathfinder Merger, SPAC Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity (the “SPAC Merger” and, together with the Company Merger, the “Mergers” and, together with the other transactions contemplated by the Business Combination Agreement and the Ancillary Documents, the “Transactions”), with (x) shareholders of the Company receiving one share of Pubco Class A Common Stock for each Common Share held by such shareholders and (y) warrant holders of the Company receiving one warrant to purchase one share of Pubco Class A Common Stock for each warrant to purchase one SPAC Class A Share held by such warrant holders, in accordance with the terms and subject to the conditions set forth in the Business Combination Agreement.
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

Liquidity and Going Concern
As of March 31, 2026, the Company had $88,640 in its operating bank account and working capital deficit of $4,785,579
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the New Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required (see also Note 4—“Related Party Loans”) either to complete our Business Combination or because the Company may become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic ASC
205-40
(“ASC 205”), “Going Concern,” as of March 31, 2026, the Company has until November 22, 2026 (the “Liquidation Date”) to consummate an initial Business Combination. It is uncertain that we will be able to consummate an initial business combination by November 22, 2026. If an initial Business Combination is not consummated by the Liquidation Date, there will be mandatory liquidation and subsequent dissolution.
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
and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the per io
ds presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the period ended September 30, 2025, as filed with the SEC on December 4, 2025. The interim results for the three and six months ended March 31, 2026 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2026, or for any future periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $88,640 and $361,105 and did not have any cash equivalents as of March 31, 2026 and September 30, 2025, respectively.

Cash and Marketable Securities Held in Trust Account
As of March 31, 2026, the assets held in the Trust Account, amounting to $239,035,116, were held primarily in money market funds which invests in U.S. Treasury securities. As of September 30, 2025, the assets held in the Trust Account, amounting to $234,628,166, were held primarily in U.S. Treasury bills which matured on December 11, 2025.
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026 and September 30, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Business Combination activity, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC Topic 480, “Distinguishing Liabilities from Equity”, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value which is equivalent to the pro-rata
amount held in the Trust
per-share
less any permitted withdrawals. The change in the carrying value of redeemable shares will result in charges against additional paid-in
capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026 and September 30, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheets. As of March 31, 2026 and September 30, 2025, the Class A ordinary shares subject to possible redemption reflected in the unaudited condensed balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(3,565,000)
Class A ordinary shares issuance cost	(14,171,895)
Accretion of carrying value to redemption value	22,365,061

Class A Ordinary Shares subject to possible redemption, September 30, 2025	234,628,166
Plus:
Accretion of carrying value to redemption value	4,406,950

Class A Ordinary Shares subject to possible redemption, March 31, 2026	$239,035,116

Warrant Instruments
The Company accounted for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. Such guidance provides that the warrants described above will not be precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity in accordance with FASB ASC 480 and FASB ASC 815. As of March 31, 2026, there were 11,500,000 Public Warrants and 355,000 Private Placement Warrants outstanding.
Net Income (Loss) per Ordinary Share
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
The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended March 31, 2026		For the Three Months Ended March 31, 2025		For the Six Months Ended March 31, 2026		For the Period from October 3, 2024 (Inception) through March 31, 2025
	Class A - Redeemable	Class A & B - Non-redeemable	Class A - Redeemable	Class A & B - Non-redeemable	Class A - Redeemable	Class A & B - Non-redeemable	Class A - Redeemable	Class A & B - Non-redeemable
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$823,685	$307,628	$—	$(706)	$384,100	$143,453	$—	$(46,490)

Denominator:					,
Basic and diluted weighted average shares outstanding	23,000,000	8,590,000	—	6,852,174	23,000,000	8,590,000	—	6,852,174

Basic and diluted net income (loss) per ordinary share	$0.04	$0.04	$—	$(0.00)	$0.02	$0.02	$—	$(0.01)

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
).
Warrants —
As of March 31, 2026 and September 30, 2025, there were 11,500,000 Public Warrants and 355,000 Private Placement Warrants outstanding, respectively. Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, at any time commencing on the later of 12 months from the closing of the Initial Public Offering and after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of Class A ordinary shares. This means that only a whole warrant may be exercised at any given time by a warrant holder. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The warrants will expire at 5:00 p.m., New York City time, on the fifth anniversary of the completion of an initial Business Combination, or earlier upon redemption.
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
NOTE 4. RELATED PARTY TRANSACTIONS
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

Administration Fee
Commencing on May 20, 2025, the Company has agreed to pay the Sponsor $12,000 per month for office space, administrative and support services. These monthly fees will cease upon the completion of the initial Business Combination or the liquidation of the Company. The Original Sponsor had agreed to defer payment of the administration fee until such time as new financing occurs to allow liquidity to pay the fee. The administrative services agreement with the Original Sponsor was terminated on August 28, 2025; all outstanding fees were paid through this date. For the three months ended March 31, 2026 and 2025, for the six months ended March 31, 2026 and for the period from October 3, 2024 (inception) through March 31, 2025, the Company did not incur any fees for these services. No agreement for administrative service fees has been entered into with the New Sponsor.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. A portion of such Working Capital Loans may be convertible into private placement units of the post Business Combination entity at the option of the lender. The units would be identical to the private placement units. As of March 31, 2026 and September 30, 2025, no such Working Capital Loans were outstanding.
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
On September 9, 2025, the Company entered into a letter agreement with its Underwriters that the Underwriters shall, severally and not jointly, on the terms and conditions set forth in the letter agreement, and contingent upon the occurrence of a specified event, which is the consummation of a business combination with Pubco, will reimburse a portion of the Company’s bona fide documented fees and expenses incurred in connection with the Initial Public Offering in an amount of $2,300,000 (the “Reimbursement Amount”), with such amount decreased by $0.10 for every Ordinary Share for which a Public Shareholder exercises its redemption rights in connection with or prior to the specified event. As of March 31, 2026 and September 30, 2025, no reimbursements have been recorded under this agreement.
Service Provider Agreements
The Company has agreed to pay Northland Securities, Inc. (“Northland”) a cash transaction fee (the “Finder Fee”) equal to 1.0% of the consideration (as defined in the agreement) in the event Northland introduces the Company to the target with which the Company completes an initial Business Combination or has substantive discussions with the target on behalf of and at the specific request of the Company with which the Company completes a Business Combination, payable only upon and subject to the closing of the initial Business Combination. At the closing of the initial Business Combination, the Company shall reimburse Northland up to $20,000 for all reasonable out-of-pocket
accountable fees and disbursements incurred by Northland in connection with the performance of its services. As of March 31, 2026, no such expenses have been incurred under the agreement. If we have not consummated an initial Business Combination before November 22, 2026, we may terminate the agreement by providing written notice of such termination to Northland. No amounts were incurred under this agreement for the three and six months ended March 31, 2026.

The Company has engaged Bishop IR (“Bishop”) as an investor relations advisor in connection with the initial Business Combination for the period from May 19, 2025 through May 18, 2026 with a monthly fee of $8,500, payable only upon and subject to the closing of the initial Business Combination. Bishop shall also be reimbursed for all reasonable expenses and disbursements incurred by Bishop on our behalf, provided that such expenses shall not exceed $300 without our prior consent. The agreement with Bishop was terminated effective September 3, 2025 by the New Sponsor. Upon termination of the agreement the Company recognized $38,387 and $37,564 of expenses which are included in deferred professional fees in the Company’s balance sheets as of March 31, 2026 and September 30, 2025, respectively.
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
NOTE 6. SHAREHOLDERS’ DEFICIT
Preferred Shares
The Company is authorized to issue 1,000,000 shares of preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of March 31, 2026 and September 30, 2025, there were no preferred shares issued and outstanding.
Class A Ordinary Shares
The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2026 and September 30, 2025, there were 710,000 ordinary shares issued or outstanding, excluding 23,000,000 Class A ordinary shares subject to possible redemption, as described above in Note 2 – Class A Ordinary Shares Subject to Possible Redemption. All Class A shares are entitled to one vote per share.
Class B Ordinary Shares
The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. At March 31, 2026 and September 30, 2025, there were 7,880,000 Class B ordinary shares issued and outstanding. All Class B shares are entitled to one vote per share.
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

	March 31, 2026	September 30, 2025
Cash	$88,640	$361,105
Cash and marketable securities held in Trust Account	$239,035,116	$234,628,166

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025	For the Six Months Ended March 31, 2026	For period from October 3, 2024 (Inception) through March 31, 2025
General administrative costs	$973,748	$706	$3,879,397	$46,490
Interest earned on cash and marketable securities held in Trust Account	$2,105,061	$—	$4,406,950	$—

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

The following table presents information about the Company’s assets that are measured at fair value as of March 31, 2026 and September 30, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	March 31, 2026
Assets:
Marketable securities held in Trust Account	1	$239,035,116

	Level	September 30, 2025
Assets:
Cash and marketable securities held in Trust Account	1	$234,628,166
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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Unaudited Condensed Financial Statements and the related Notes thereto for the period ended March 31, 2026 contained in this Quarterly Report on
Form 10-Q
and the Audited Financial Statements of Armada Acquisition Corp. II as of September 30, 2025 included in the Company’s Annual Report on Form 10-K filed
with the SEC on December 4, 2025, as well as in conjunction with the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included therein. Forward looking statements in this
Form 10-Q
are qualified by the cautionary statement included in this
Form 10-Q
under the
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
Subscription Agreements
Advance Funding Subscription Agreements
Together with Pubco and Pathfinder, we entered into advance funding subscription agreements in connection with the execution of the Business Combination Agreement (the “Advance Funding Subscription Agreements”) with certain institutional investors and individual accredited investors (“Advance Subscribers”) pursuant to which the Advance Subscribers agreed to purchase, and Pubco agreed to issue and sell, on the Closing Date, shares of Pubco Class A Common Stock for an aggregate of $214.05 million in cash and a contribution of 600,000 XRP tokens, in a private placement (the “PIPE”), upon the terms and subject to the conditions set forth in such agreements. Advance Subscribers will receive a number of shares of Pubco Class A Common Stock on the Closing Date equal to the quotient of (i) the Advance Subscriber Subscription Price and (ii) $10.00(the “Initial Subscribed Shares”), plus the Adjustment Shares (as defined below). “Advance Subscriber Subscription Price” means (a) if the Advance Subscriber elected to subscribe for shares of Pubco Class A Common Stock with cash, the amount of cash contributed as set forth on the signature page to its Advance Funding Subscription Agreement or (b) if the Advance Subscriber elected to subscribe for shares of Pubco Class A Common Stock with XRP, such amount (in USD) equal to the product of (x) the amount of XRP contributed as set forth on the signature page to its Advance Funding Subscription Agreement and (y) the XRP Token VWAP on October 19, 2025.

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

Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 3, 2024 (inception) through March 31, 2026 were organizational activities and those necessary to prepare for the Initial Public Offering. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. Subsequent to the Initial Public Offering, we generate non-operating
income in the form of interest income on marketable securities held in the trust account established for the benefit of our public shareholders (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, our initial Business Combination.
For the three months ended March 31, 2026, we had a net income of $1,131,313, which consisted of interest earned on cash and marketable securities held in Trust Account of $2,105,061, offset by general and administrative costs of $973,748 which mainly consisted of regulatory filing fees, insurance expense as well as accounting and legal fees for the services performed in relation to review of business combinations agreements.
For the six months ended March 31, 2026, we had a net income of $527,553, which consisted of $4,406,950 in interest earned on cash and marketable securities held in Trust Account, offset by general and administrative costs of $3,879,397 which mainly consisted of accounting and legal fees for the services performed in relation to review of business combinations agreements.
For the three months ended March 31, 2025, we had a net loss of $706, which consisted of general and administrative costs.
For the period from October 3, 2024 (inception) through March 31, 2025, we had a net loss of $46,490, which consisted of general and administrative costs.
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
For the six months ended March 31, 2026, cash used in operating activities was $272,465. Net income of $527,553 was affected by $4,406,950 in interest earned on cash and marketable securities held in the Trust Account. Changes in operating assets and liabilities provided $3,606,932 of cash for operating activities.
For the period from October 3, 2024 (inception) through March 31, 2025, cash used in operating activities was $25,601. Net loss of $46,490 was affected by the payment of operating costs through the issuance of Class B ordinary shares of $25,000, payment of formation costs, operating costs through advance from related party and promissory note – related party of $4,614, $508 and $870, respectively. Changes in operating assets and liabilities provided $10,103 of cash for operating activities.

As of March 31, 2026, we had marketable securities held in the Trust Account of $239,035,116 (including approximately $4,406,950 of interest income) consisting of money market funds which invests in U.S. Treasury securities with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable, if any), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of March 31, 2026, we had cash of $88,640. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.
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
sheet arrangements as of March 31, 2026.
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
Additionally, the Underwriters are entitled to $0.40 per Unit sold in the offering, $9,200,000 in the aggregate, and is payable to the Underwriters based on the percentage of funds remaining in the Trust Account after redemptions of public shares, for deferred underwriting commissions to be placed in a Trust Account located in the United States and released to the underwriters only upon the completion of an initial Business Combination. On September 9, 2025, we entered into a letter agreement with our Underwriters that the Underwriters shall, severally and not jointly, on the terms and conditions set forth in the letter agreement, and contingent upon the occurrence of a specified event that relates to a digital asset treasury transaction, reimburse a portion of the our bona fide documented fees and expenses incurred in connection with our Initial Public Offering in an amount of $2,300,000 (the “Reimbursement Amount”), with such amount decreased by $0.10 for every ordinary share for which a public shareholder exercises its redemption rights in connection with or prior to the specified event. As of March 31, 2026 and September 30, 2025, no reimbursements have been recorded under this agreement.
We have entered into an agreement with an advisor, Northland, a cash transaction fee equal to a cash transaction fee equal to 1.0% of the consideration in the event that this advisor introduces the Company to the target with which we complete an initial Business Combination which is payable only upon and subject to the closing of the initial Business Combination. We have also agreed to pay Northland up to $20,000 in reimbursable out-of-pocket
expenses. No amounts were incurred under this agreement from the period from our inception through March 31, 2026. We have entered into an agreement with an investor relations advisor, Bishop IR (“Bishop”) for the period from May 19, 2025 through May 18, 2026 with a monthly fee of $8,500, payable only upon and subject to the closing of the initial Business Combination. Bishop shall also be reimbursed for all reasonable expenses and disbursements incurred on our behalf provided they do not exceed $300 without our prior consent. The agreement with Bishop was terminated effective September 3, 2025 by our New Sponsor. Upon termination of the agreement the Company recognized expenses amounting to $38,387 and $37,564 which are included in deferred professional fees in our balance sheets as of March 31, 2026 and September 30, 2025, respectively.
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
Critical Accounting Estimates
The preparation of unaudited condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Making estimates requires Management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could materially differ from those estimates. As of March 31, 2026, we did not have any critical accounting estimates to be disclosed.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2026, pursuant to
Rule 13a-15(b)under
the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2026, our disclosure controls and procedures were effective.
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
Unregistered Sales
We did not sell any equity securities during the quarter ended March 31, 2026.
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

No.	Description of Exhibit

2.1	Business Combination Agreement, dated as of October 19, 2025, by and among Armada Acquisition Corp. II, Ever north Holdings Inc., Pathfinder Digital Assets LLC, Armada Merger Sub, Pathfinder Merger Sub, and Ripple Labs Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2025).

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2025)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARMADA ACQUISITION CORP. II

Date: May 12, 2026	By:	/s/ Taryn Naidu
	Name:	Taryn Naidu
	Title:	Chief Executive Officer
(Chief Executive Officer)

Date: May 12, 2026	By:	/s/ Kyle Horton
	Name:	Kyle Horton
	Title:	Chief Financial Officer
(Chief Financial Officer)