Form 10-Q
period 2026-06-30
Armada Acquisition Corp. II
filed 2026-08-13
CIK 2044009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2026

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
of the Exchange Act): Yes ☒ No ☐
As of August 11, 2026, there were
 23,710,000
Class A Ordinary Shares issued and outstanding which are comprised of 880,119 Class A Ordinary Shares underlying Units and 22,829,881 Class A Ordinary Shares that trade separately, and
 7,880,000
Class B Ordinary Shares issued and outstanding.

ARMADA ACQUISITION CORP. II

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of June 30, 2026 (Unaudited) and September 30, 2025	1

	Unaudited Condensed Statements of Operations for the Three and Nine Months ended June 30, 2026 and for the Three Months ended June 30, 2025 and for the period from October 3, 2024 (inception) through June 30, 2025	2

	Unaudited Condensed Statements Shareholders’ Deficit for the Three and Nine Months ended June 30, 2026 and for the Three Months Ended June 30, 2025 and period from October 3, 2024 (inception) through June 30, 2025	3

	Unaudited Condensed Statements of Cash Flows for the Nine Months ended June 30, 2026 and for the period from October 3, 2024 (inception) through June 30, 2025	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	28

Item 6.	Exhibits	29

SIGNATURES		30

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

ii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Armada Acquisition Corp. II
CONDENSED BALANCE SHEETS

	June 30,	September 30,
	2026	2025
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$54,503	$361,105
Prepaid expenses	66,114	50,067
Prepaid insurance	57,233	137,360

Total current assets	177,850	548,532
Prepaid insurance – long-term	—	22,893
Cash and marketable securities held in Trust Account	241,164,305	234,628,166

TOTAL ASSETS	$241,342,155	$235,199,591

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued offering costs	$75,000	$75,000
Accounts payable and accrued expenses	5,392,291	1,403,430

Total current liabilities	5,467,291	1,478,430
Deferred professional fees	38,387	37,564
Deferred underwriting fee payable	9,200,000	9,200,000

TOTAL LIABILITIES	14,705,678	10,715,994
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 23,000,000 shares at a redemption value of $10.49 and $10.20 per share as of June 30, 2026 and September 30, 2025, respectively	241,164,305	234,628,166
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 710,000 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption) as of June 30, 2026 and September 30, 2025	71	71
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,880,000 shares issued and outstanding as of June 30, 2026 and September 30, 2025	788	788
Additional paid-in capital	—	—
Accumulated deficit	(14,528,687)	(10,145,428)

Total Shareholders’ Deficit	(14,527,828)	(10,144,569)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$241,342,155	$235,199,591

The accompanying notes are an integral part of the unaudited condensed financial statements.

Armada Acquisition Corp. II
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,	For the Period from October 3. 2024 (Inception) Through June 30,
	2026	2025	2026	2025
General and administrative costs	$503,862	$95,799	$4,383,259	$142,289

Loss from operations	(503,862)	(95,799)	(4,383,259)	(142,289)
Other income:
Interest earned on cash and marketable securities held in Trust Account	2,129,189	982,945	6,536,139	982,945

Other income	2,129,189	982,945	6,536,139	982,945
Net income	$1,625,327	$887,146	$2,152,880	$840,656

Basic weighted average shares outstanding, Class A ordinary shares subject to redemption	23,000,000	9,857,143	23,000,000	3,322,222

Basic net income per ordinary share, Class A ordinary shares subject to redemption	$0.05	$0.05	$0.07	$0.08

Diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	23,000,000	9,857,143	23,000,000	3,322,222

Diluted net income per ordinary share, Class A ordinary shares subject to redemption	$0.05	$0.05	$0.07	$0.07

Basic weighted average shares outstanding, Class A & Class B ordinary shares not subject to redemption	8,590,000	7,596,957	8,590,000	7,103,193

Basic net income per ordinary share, Class A & Class B ordinary shares not subject to redemption	$0.05	$0.05	$0.07	$0.08

Diluted weighted average shares outstanding, Class A & Class B ordinary shares not subject to redemption	8,590,000	8,184,286	8,590,000	7,982,556

Diluted net income per ordinary share, Class A & Class B ordinary shares not subject to redemption	$0.05	$0.05	$0.07	$0.07

The accompanying notes are an integral part of the unaudited condensed financial statements.

Armada Acquisition Corp. II
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2026

	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Ordinary Shares		Ordinary Shares
	Shares	Amount	Shares	Amount
Balance – September 30, 2025	710,000	$71	7,880,000	$788	$—	$(10,145,428)	$(10,144,569)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,301,889)	(2,301,889)
Net loss	—	—	—	—	—	(603,760)	(603,760)

Balance – December 31, 2025	710,000	$71	7,880,000	788	—	(13,051,077)	(13,050,218)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,105,061)	(2,105,061)
Net income	—	—	—	—	—	1,131,313	1,131,313

Balance – March 31, 2026	710,000	71	7,880,000	788	—	(14,024,825)	(14,023,966)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,129,189)	(2,129,189)
Net income	—	—	—	—	—	1,625,327	1,625,327

Balance – June 30, 2026	710,000	$71	7,880,000	$788	—	$(14,528,687)	$(14,527,828)

FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND FOR THE PERIOD FROM OCTOBER 3, 2024 (INCEPTION) THROUGH JUNE 30, 2025

	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Total Shareholder’ Deficit
	Ordinary Shares		Ordinary Shares
	Shares	Amount	Shares	Amount
Balance – October 3, 2024 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares	—	—	7,880,000	788	24,212	—	25,000
Net loss	—	—	—	—	—	(45,784)	(45,784)

Balance – December 31, 2024	—	—	7,880,000	$788	$24,212	$(45,784)	$(20,784)

Net loss	—	—	—	—	—	(706)	(706)
Balance – March 31, 2025	—	—	7,880,000	$788	24,212	(46,490)	(21,490)

Accretion of Class A ordinary shares to redemption amount	—	—	—	—	(10,447,650)	(9,422,190)	(19,869,840)
Capital contribution made by Sponsor related to the interests in founders shares allocated to non-managing members	—	—	—	—	4,621,895	—	4,621,895
Cost of raising capital related to interests in founders shares allocated to non-managing members	—	—	—	—	(4,621,895)	—	(4,621,895)
Sale of Private Placement Units	710,000	71	—	—	7,099,929	—	7,100,000
Fair Value of Public Warrants at issuance	—	—	—	—	3,565,000	—	3,565,000
Allocated value of transaction costs to Class A shares	—	—	—	—	(241,491)	—	(241,491)
Net income	—	—	—	—	—	887,146	887,146
Balance – June 30, 2025	710,000	$71	7,880,000	$788	$—	$(8,581,534)	$(8,580,675)

The accompanying notes are an integral part of the unaudited condensed financial statements.

Armada Acquisition Corp. II
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended June 30, 2026	For the Period from October 3, 2024 (Inception) Through June 30, 2025
Cash Flows from Operating Activities:
Net income	$2,152,880	$840,656
Adjustments to reconcile net income to net cash used in operating activities:
Payment of formation costs through promissory note – related party	—	4,614
Payment of operating costs through promissory note – related party	—	870
Payment of operating costs through issuance of Class B ordinary shares	—	25,000
Payment of operating costs through advances from related party	—	808
Adjustment to accrued offering costs	—	(5,000)
Interest earned on cash and marketable securities held in Trust Account	(6,536,139)	(982,945)
Changes in operating assets and liabilities:
Prepaid expenses	(16,047)	1,807
Prepaid insurance	103,020	(194,593)
Accounts payable and accrued expenses	3,988,861	25,953
Deferred professional fees	823	—

Net cash used in operating activities	(306,602)	(282,830)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(231,150,000)

Net cash used in investing activities		(231,150,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	225,400,000
Proceeds from sale of Private Placements Warrants	—	7,100,000
Proceeds from promissory note - related party	—	127,755
Repayment of promissory note - related party		(143,079)
Payment of offering costs	—	(572,320)

Net cash provided by financing activities	—	231,912,356

Net Change in Cash	(306,602)	479,526
Cash – Beginning of period	361,105	—

Cash – End of period	$54,503	$479,526

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$126,826

Deferred offering costs paid through promissory note – related party	$—	$9,840

Accretion of Class A ordinary shares to redemption value	$6,536,139	$19,869,840

Deferred underwriting fee payable	$—	$9,200,000

Deferred offering costs applied to prepaid expenses	$—	$100,600

The accompanying notes are an integral part of the unaudited condensed financial statements.

Armada Acquisition Corp. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Organization and General
Armada Acquisition Corp. II (hereinafter, the “Company” or the “SPAC”) was incorporated as a Cayman Islands exempted company on October 3, 2024. The Company is a newly organized blank check company or special purpose acquisition company, formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific business combination target. Its efforts to identify a prospective target business will not be limited to a particular industry or geographic region although it intends to focus on target businesses that provide technological services to the financial services industry
(“FinTech”),Software-as-a-Service(“SaaS”),
or artificial intelligence (“AI”). The Company became an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) upon the closing of the initial public offering (“Initial Public Offering”) described below.
As of June 30, 2026, the Company had not commenced any operations. All activity for the period from October 3, 2024 (date of inception) through June 30, 2026, relates to the Company’s formation activities in pursuit of completing a business combination and the Initial Public Offering. The Company will not generate any operating revenues until after completion of the Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on investments held in the Trust Account described below. The Company has selected September 30 as its fiscal year end.
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
On August 12, 2026, the Company, Pubco, Pathfinder, SPAC Merger Sub, Company Merger Sub and Ripple amended the Business Combination Agreement (“Amendment No. 1 to the Business Combination Agreement”) for purposes of proposing certain changes to Pubco’s amended and restated articles of incorporation, with such changes to be adopted by Pubco and to take effect upon the consummation of the transactions contemplated by the Business Combination Agreement (the “Closing” and the date and time at which the Closing is actually held, the “Closing Date”).
Pursuant to the Business Combination Agreement, and subject to the terms and conditions set forth therein, upon the Closing, (a) Company Merger Sub will merge with and into Pathfinder, with Pathfinder continuing as the surviving company (the “Pathfinder Merger”), with holders of Pathfinder units (each, a “Pathfinder Unit”) receiving one share of Class A common stock, par value
 $0.001 per share, of Pubco (“Pubco Class A Common Stock”) for each Pathfinder Unit, subject to certain reductions and other limitations imposed on the Ripple Parties as set forth in the Business Combination Agreement, and (b) simultaneously with the Pathfinder Merger, SPAC Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity (the “SPAC Merger” and, together with the Company Merger, the “Mergers” and, together with the other transactions contemplated by the Business Combination Agreement and the Ancillary Documents, the “Transactions”), with (x) shareholders of the Company receiving one share of Pubco Class A Common Stock for each Common Share held by such shareholders and (y) warrant holders of the Company receiving one warrant to purchase one share of Pubco Class A Common Stock for each warrant to purchase one SPAC Class A Share held by such warrant holders, in accordance with the terms and subject to the conditions set forth in the Business Combination Agreement.
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
Sponsor Support Agreement
Concurrently with the execution of the Business Combination Agreement, the Company entered into a Sponsor Support Agreement with the New Sponsor and Pubco (as may be amended, supplemented or otherwise modified from time to time, the “Sponsor Support Agreement”), pursuant to which, among other things, the New Sponsor agreed to (i) deliver and forfeit to the Company for cancellation and for no consideration (x) 120,000 Class A ordinary shares, (y) 2,364,000 Class B ordinary shares and (z) 60,000 private placement warrants (such forfeited amounts equaling approximately 30% of the Company’s Common Shares held by the New Sponsor) and (ii) vote its Class A Shares and Class B Shares (the “New Sponsor Shares”) in favor of the Business Combination Agreement and the Transactions and each of the proposal to approve the Business Combination Agreement, the proposal to authorize and approve the Pathfinder Merger, and the proposal to approve a plan of domestication, (ii) to vote its New Sponsor Shares against any alternative transactions, (iii) to comply with the restrictions imposed by the Insider Letter (as defined above), by and among the Company, Original Sponsor, and the officers and directors of the Company at the time of its initial public offering, pursuant to which the New Sponsor was later joined as a party by way of the Joinder (as defined above) to the Insider Letter, by and between New Sponsor and the Company, including the restrictions on transfer and redemption of the Class A Shares and Class B Shares in connection with the Transactions, and (iv) subject to and conditioned upon the Closing, to waive any anti-dilution rights that would otherwise result in the Class B Shares converting into Class A Shares on a greater than one-for-one
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
On August 12, 2026, the Company, Pubco and New Sponsor amended the Sponsor Support Agreement (“Amendment No. 1 to the Sponsor Support Agreement”) for purposes of adjusting the number of Class A Shares, Class B Shares and Private Placement Warrants that will be forfeited by New Sponsor at the Company Merger Effective Time. Specifically, Amendment No. 1 to the Sponsor Support Agreement provides that New Sponsor will forfeit to the Company for cancellation and for no consideration a number of shares equal to (a) all Class A Shares, Class B Shares and Private Placement Warrants that New Sponsor holds multiplied by (b) a closing date adjustment factor equal to the lesser of (x) the quotient of the Closing XRP Price and the Signing XRP Price and (y) 0.7. (the “Adjustment Factor”). The number of SPAC Class A Shares forfeited pursuant to the immediately preceding sentence shall hereinafter be referred to as “Forfeited SPAC Class A Shares”; the number of SPAC Class B Shares forfeited pursuant to the immediately preceding sentence shall hereinafter be referred to as “Forfeited SPAC Class B Shares”; and the number of Private Placement Warrants forfeited pursuant to the immediately preceding sentence shall hereinafter be referred to as the “Forfeited SPAC Private Warrants”.
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
Subscription Agreements
Advance Funding Subscription Agreements
In connection with the execution of the Business Combination Agreement, Pubco, Pathfinder and the Company entered into advance funding subscription agreements (as amended, the “Advance Funding Subscription Agreements”) with certain institutional investors and individual accredited investors (“Advance Subscribers”) pursuant to which the Advance Subscribers agreed to purchase, and Pubco agreed to issue and sell, on the Closing Date, shares of Pubco Class A Common Stock for an aggregate of
$214.05 million in cash and a contribution of 600,000
XRP tokens, in a private placement (the “PIPE”), upon the terms and subject to the conditions set forth in such agreements.
On August 12, 2026, Pubco, Pathfinder and the Company and each Advance Funding Subscriber entered into Amendment No. 1 to the applicable Advance Funding Subscription Agreement in order to revise the pricing mechanics used to determine the number of Advance Funding Shares. Amendment No. 1 subjects the initial share calculation to a closing-date adjustment if the Closing XRP Price is below the Signing XRP Price, while retaining the additional-share adjustment if the Closing XRP Price is above the Signing XRP Price. Under the Advance Funding Subscription Agreements, as amended, Advance Subscribers will receive a number of shares of Pubco Class A Common Stock on the Closing Date equal to the sum of (a) the Advance Funding Initial Subscribed Shares (as defined below) and (b) the Adjustment Shares (as defined below), if any. “Advance Subscriber Subscription Price” means (a) if the Advance Subscriber elected to subscribe for shares of Pubco Class A Common Stock with cash, the amount of cash contributed as set forth on the signature page to its Advance Funding Subscription Agreement or (b) if the Advance Subscriber elected to subscribe for shares of Pubco Class A Common Stock with XRP, such amount (in USD) equal to the product of (x) the amount of XRP contributed as set forth on the signature page to its Advance Funding Subscription Agreement and (y) the XRP Token VWAP on October 19, 2025. “Signing XRP Price” means the VWAP of XRP denominated in USD as quoted on the “CME CF XRP-Dollar Reference Rate - New York Variant” benchmark (with the reference ticker XRPUSD_NY) at 4:00 p.m. New York City time on the day immediately preceding the date on which the Business Combination Agreement is signed. “Advance Funding Initial Subscribed Shares” means the quotient of (i) the Advance Subscriber Subscription Price and (ii) $10.00, multiplied by the “Closing Date Adjustment Factor,” which means the lesser of (a) the quotient of the Closing XRP Price and the Signing XRP Price and (b) one. “Adjustment Shares” means, in respect of any Advance Funding Subscriber, whether such subscriber elected to subscribe with XRP or with cash that was subsequently used by Pubco and/or Pathfinder to purchase XRP, if the Closing XRP Price is greater than the Signing XRP Price, such number of shares of Pubco Class A Common Stock equal to the product of (i) the number of Advance Funding Initial Subscribed Shares issuable to such Advance Funding Subscriber and (ii) the difference between (a) the quotient of the Closing XRP Price and the Signing XRP Price and (b) one. If the Closing XRP Price is less than or equal to the Signing XRP Price, no Advance Funding Adjustment Shares will be issued.
In addition to the changes reflected by Amendment No. 1 above, on August 12, 2026, Pubco, Pathfinder, the Company and each of SBI Venture Fund 2023A Investment LPS, SBI Venture Fund 2023B Investment LPS, SBI PE Holdings Co., Ltd. and SBI Holdings USA, Inc. (collectively, the “SBI Stockholders”), each of which are entities controlled by SBI Holdings, Inc. (“SBI”), further amended the applicable Advance Funding Subscription Agreements (the “SBI Entity Amendments”). The purpose of each SBI Entity Amendment is to apply a 39.9% ownership limitation to the shares of Pubco Class A Common Stock issuable in respect of SBI’s Advance Funding Subscription. At Closing, Pubco will issue in respect of SBI’s subscription (i) the number of shares of Pubco Class A Common Stock that would cause the Subscriber Group Ownership Percentage (as defined in the applicable Advance Funding Subscription Agreement, as amended) to equal 39.9% and (ii) the balance of the Subscribed Shares as shares of Pubco Class C Common Stock. This allocation will not change the aggregate number of Subscribed Shares, the aggregate Subscription Price or the Per Share Price, which will be identical for shares of Pubco Class A Common Stock and Pubco Class C Common Stock. The shares of Pubco Class C Common Stock will be convertible into shares of Pubco Class A Common Stock in accordance with the amended and restated Pubco charter.
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

Series C Subscription Agreements
In connection with the execution of the Business Combination Agreement, Pubco, Pathfinder and the Company entered into a Series C Subscription Agreement with the New Sponsor (the “Series C Subscription Agreement”) pursuant to which the Sponsor agreed to purchase, and Pubco agreed to issue and sell, on the Closing Date, shares of Pubco Class A Common Stock and Pubco Class C Common Stock (together, the “Series C Subscribed Shares”) for a contribution of 211,319,096.061435 XRP tokens, in a PIPE, upon the terms and subject to the conditions set forth in such agreement. On August 12, 2026, Pubco, Pathfinder, the Company and the New Sponsor entered into Amendment No. 1 to the Series C Subscription Agreement in order to revise the pricing mechanics used to determine the number of Series C Subscribed Shares. Amendment No. 1 subjects the initial share calculation to a closing-date adjustment if the value of XRP denominated in USD as calculated using the “CME CF XRP-Dollar Reference Rate - New York Variant” benchmark (with the reference ticker XRPUSD_NY) by taking the arithmetic average of the quotes at 4:00 p.m. New York City time for each of the three days immediately preceding the Closing Date (the “Closing XRP Price”) is below the Signing XRP Price, while retaining the additional-share adjustment if the Closing XRP Price is above the Signing XRP Price.
The New Sponsor will receive an aggregate number of shares of Pubco Class A Common Stock and Pubco Class C Common Stock on the Closing Date equal to the quotient of (i) the New Sponsor Subscription Price and (ii) Initial Subscribed Shares, plus Series C Adjustment Shares. “New Sponsor Subscription Price” means (a) if the New Sponsor elected to subscribe for shares of Pubco Class A Common Stock and Pubco Class C Common Stock with cash, the amount of cash contributed as set forth on the signature page to the Series C Subscription Agreement or (b) if the New Sponsor elected to subscribe for such shares with XRP, such amount (in USD) equal to the product of (x) the amount of XRP contributed as set forth on the signature page to the Series C Subscription Agreement and (y) the Signing Date XRP Token VWAP. “Series C Adjustment Shares” means, if the Closing XRP Price is greater than the Signing XRP Price, such number of shares of Pubco Class A Common Stock or Pubco Class C Common Stock equal to the product of (i) the number of Series C Initial Subscribed Shares issuable to the Series C DQ Persons and (ii) the difference between (a) the quotient of the Closing XRP Price and the Signing XRP Price and (b) one. If the Closing XRP Price is less than or equal to the Signing XRP Price, no Series C Adjustment Shares will be issued.
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

Liquidity and Going Concern
As of June 30, 2026, the Company had $54,503 in its operating bank account and working capital deficit of $5,289,441.
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the New Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required (see also Note 4—“Related Party Loans”) either to complete our Business Combination or because the Company may become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic ASC
205-40
(“ASC 205”), “Going Concern,” as of June 30, 2026, the Company has until November 22, 2026 (the “Liquidation Date”) to consummate an initial Business Combination. It is uncertain that we will be able to consummate an initial business combination by November 22, 2026. If an initial Business Combination is not consummated by the Liquidation Date, there will be mandatory liquidation and subsequent dissolution.
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
On July 27, 2026, the Company entered into an unsecured promissory note with Arrington XRP Capital Fund, LP (see Note 9). As of the date these financial statements were issued aggregate borrowings of $135,000 were outstanding under the note, excluding accrued interest
.
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
for the period ended September 30, 2025, as filed with the SEC on December 4, 2025. The interim results for the three and nine months ended June 30, 2026 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2026, or for any future periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $54,503 and $361,105 and did not have any cash equivalents as of June 30, 2026 and September 30, 2025, respectively.

Cash and Marketable Securities Held in Trust Account
As of June 30, 2026, the assets held in the Trust Account, amounting to $241,164,305, were held primarily in money market funds which invests in U.S. Treasury securities. As of September 30, 2025, the assets held in the Trust Account, amounting to $234,628,166, were held primarily in U.S. Treasury bills.
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026 and September 30, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
amount held in the Trust
per-share
less any permitted withdrawals. The change in the carrying value of redeemable shares will result in charges against additional paid-in
capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026 and September 30, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheets. As of June 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the unaudited condensed balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(3,565,000)
Class A ordinary shares issuance cost	(14,171,895)
Accretion of carrying value to redemption value	22,365,061

Class A Ordinary Shares subject to possible redemption, September 30, 2025	234,628,166

Plus:
Accretion of carrying value to redemption value	6,536,139

Class A Ordinary Shares subject to possible redemption, June 30, 2026	$241,164,305

Warrant Instruments
The Company accounted for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. Such guidance provides that the warrants described above will not be precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity in accordance with FASB ASC 480 and FASB ASC 815. As of June 30, 2026, there were 11,500,000 Public Warrants and 355,000 Private Placement Warrants outstanding.
Net Income per Ordinary Share
The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share” (“ASC 260”). The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period. Diluted net income per share attributable to ordinary shareholders adjusts the basic net income per share attributable to ordinary shareholders and the weighted-average ordinary shares outstanding for the potentially dilutive impact of outstanding warrants. However, because the warrants are anti-dilutive, they have been excluded from the calculation of diluted loss per ordinary share for the periods presented.
With respect to the accretion of Class A ordinary shares subject to possible redemption and consistent with ASC Topic
480-10-S99-3
A, the Company treated accretion in the same manner as a dividend paid to the shareholders in the calculation of the net income per ordinary share
.
The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended June 30, 2026		For the Three Months Ended June 30, 2025		For the Nine Months Ended June 30, 2026		For the Period from October 3, 2024 (Inception) through June 30, 2025
	Class A - Redeemable	Class A & B - Non-redeemable	Class A - Redeemable	Class A & B - Non-redeemable	Class A - Redeemable	Class A & B - Non-redeemable	Class A - Redeemable	Class A & B - Non-redeemable
Basic net income per ordinary share
Numerator:
Allocation of net income	$1,183,366	$441,961	$501,013	$386,133	$1,567,466	$585,414	$267,888	$572,768

Denominator:
Basic weighted average shares outstanding	23,000,000	8,590,000	9,857,143	7,596,957	23,000,000	8,590,000	3,322,222	7,103,193

Basic net income per ordinary share	$0.05	$0.05	$0.05	$0.05	$0.07	$0.07	$0.08	$0.08

	For the Three Months Ended June 30, 2026		For the Three Months Ended June 30, 2025		For the Nine Months Ended June 30, 2026		For the Period from October 3, 2024 (Inception) through June 30, 2025
	Class A - Redeemable	Class A & B - Non-redeemable	Class A - Redeemable	Class A & B - Non-redeemable	Class A - Redeemable	Class A & B - Non-redeemable	Class A - Redeemable	Class A & B - Non-redeemable

Diluted net income per ordinary share
Numerator:
Allocation of net income	$1,183,366	$441,961	$484,702	$402,444	$1,567,466	$585,414	$247,050	$593,606

Denominator:
Diluted weighted average shares outstanding	23,000,000	8,590,000	9,857,143	8,184,286	23,000,000	8,590,000	3,322,222	7,982,556

Diluted net income per ordinary share	$0.05	$0.05	$0.05	$0.05	$0.07	$0.07	$0.07	$0.07

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
).
Warrants —
As of June 30, 2026 and September 30, 2025, there were 11,500,000 Public Warrants and 355,000 Private Placement Warrants outstanding, respectively. Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, at any time commencing on the later of 12 months from the closing of the Initial Public Offering and after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of Class A ordinary shares. This means that only a whole warrant may be exercised at any given time by a warrant holder. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The warrants will expire at 5:00 p.m., New York City time, on the fifth anniversary of the completion of an initial Business Combination, or earlier upon redemption.
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

Administration Fee
Commencing on May 20, 2025, the Company has agreed to pay the Sponsor $12,000 per month for office space, administrative and support services. These monthly fees will cease upon the completion of the initial Business Combination or the liquidation of the Company. The Original Sponsor had agreed to defer payment of the administration fee until such time as new financing occurs to allow liquidity to pay the fee. The administrative services agreement with the Original Sponsor was terminated on August 28, 2025; all outstanding fees were paid through this date. For the three and nine months ended June 30, 2026 the Company did not incur any fees for these services. For the three months ended June 30, 2025 and for the period from October 3, 2024 (inception) through June 30, 2025, the Company incurred $16,000 and paid fees of $24,000, respectively, for these services. No agreement for administrative service fees has been entered into with the New Sponsor.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. A portion of such Working Capital Loans may be convertible into private placement units of the post Business Combination entity at the option of the lender. The units would be identical to the private placement units. As of June 30, 2026 and September 30, 2025, no such Working Capital Loans were outstanding.
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
On September 9, 2025, the Company entered into a letter agreement with its Underwriters that the Underwriters shall, severally and not jointly, on the terms and conditions set forth in the letter agreement, and contingent upon the occurrence of a specified event, which is the consummation of a business combination with Pubco, will reimburse a portion of the Company’s bona fide documented fees and expenses incurred in connection with the Initial Public Offering in an amount of $2,300,000 (the “Reimbursement Amount”), with such amount decreased by $0.10 for every Ordinary Share for which a Public Shareholder exercises its redemption rights in connection with or prior to the specified event. As of June 30, 2026 and September 30, 2025, no reimbursements have been recorded under this agreement.
Service Provider Agreements
The Company has agreed to pay Northland Securities, Inc. (“Northland”) a cash transaction fee (the “Finder Fee”) equal to 1.0% of the consideration (as defined in the agreement) in the event Northland introduces the Company to the target with which the Company completes an initial Business Combination or has substantive discussions with the target on behalf of and at the specific request of the Company with which the Company completes a Business Combination, payable only upon and subject to the closing of the initial Business Combination. At the closing of the initial Business Combination, the Company shall reimburse Northland up to $20,000 for all reasonable out-of-pocket
accountable fees and disbursements incurred by Northland in connection with the performance of its services. As of June 30, 2026, no such expenses have been incurred under the agreement. If we have not consummated an initial Business Combination before November 22, 2026, we may terminate the agreement by providing written notice of such termination to Northland. No amounts were incurred under this agreement for the three and nine months ended June 30, 2026.

The Company has engaged Bishop IR (“Bishop”) as an investor relations advisor in connection with the initial Business Combination for the period from May 19, 2025 through May 18, 2026 with a monthly fee of $8,500, payable only upon and subject to the closing of the initial Business Combination. Bishop shall also be reimbursed for all reasonable expenses and disbursements incurred by Bishop on our behalf, provided that such expenses shall not exceed $300 without our prior consent. The agreement with Bishop was terminated effective September 3, 2025 by the New Sponsor. Upon termination of the agreement the Company recognized $38,387 and $37,564 of expenses which are included in deferred professional fees in the Company’s balance sheets as of June 30, 2026 and September 30, 2025, respectively.
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
NOTE 6. SHAREHOLDERS’ DEFICIT
Preferred Shares
The Company is authorized to issue 1,000,000 shares of preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of June 30, 2026 and September 30, 2025, there were no preferred shares issued and outstanding.
Class A Ordinary Shares
The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2026 and September 30, 2025, there were 710,000 ordinary shares issued or outstanding, excluding 23,000,000 Class A ordinary shares subject to possible redemption, as described above in Note 2 – Class A Ordinary Shares Subject to Possible Redemption. All Class A shares are entitled to one vote per share.
Class B Ordinary Shares
The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. At June 30, 2026 and September 30, 2025, there were 7,880,000 Class B ordinary shares issued and outstanding. All Class B shares are entitled to one vote per share.
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

	June 30, 2026	September 30, 2025
Cash	$54,503	$361,105
Cash and marketable securities held in Trust Account	$241,164,305	$234,628,166

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025	For the Nine Months Ended June 30, 2026	For period from October 3, 2024 (Inception) through June 30, 2025
General administrative costs	$503,862	$95,799	$4,383,259	$142,289
Interest earned on cash and marketable securities held in Trust Account	$2,129,189	$982,945	$6,536,139	$982,945

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

The following table presents information about the Company’s assets that are measured at fair value as of June 30, 2026 and September 30, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2026
Assets:
Marketable securities held in Trust Account	1	$241,164,305

	Level	September 30, 2025
Assets:
Cash and marketable securities held in Trust Account	1	$234,628,166
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

NOTE 9. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheets date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than disclosed below, or within these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.
Promissory Note – Related Party
On July 27, 2026, the Company entered into an unsecured promissory note with Arrington XRP Capital Fund, LP, pursuant to which the lender may, at its discretion, provide working capital loans to the Company. Any amounts borrowed under the note will bear interest at the applicable federal short-term rate in effect at issuance and may be used for the Company’s ordinary course administrative expenses. The note matures upon the earlier of (i) the termination of the Business Combination Agreement or (ii) the closing of the business combination. The Company may prepay the note at any time without penalty. Any outstanding principal and accrued interest will become due and payable upon maturity.
As of the date these financial statements were issued aggregate borrowings of $135,000 were outstanding under the note, excluding accrued interest.
Amendments to the Business Combination Agreement and Related Agreements
As discussed in Note 1 –
Business Combination Agreement
, effective August 12, 2026, the Company entered into amendments to certain agreements related to the proposed business combination. The significant terms of these amendments are summarized below and should be read in conjunction with the related disclosures within Note 1 associated with each respective agreement.
Business Combination Agreement
On August 12, 2026, the Company, Pubco, Pathfinder, SPAC Merger Sub, Company executed Amendment No. 1 to the Business Combination Agreement for purposes of proposing certain changes to Pubco’s amended and restated articles of incorporation, with such changes to be adopted by Pubco and to take effect upon the consummation of the Closing on the Closing Date.
Sponsor Support Agreement
On August 12, 2026, the Company, Pubco and the New Sponsor entered into Amendment No. 1 to the Sponsor Support Agreement. The amendment revised the sponsor forfeiture provisions by replacing fixed forfeiture amounts with a variable adjustment mechanism based on specified XRP reference prices measured at signing and closing. As amended, the number of sponsor shares and private placement warrants retained immediately prior to closing will vary based on the applicable XRP valuation metrics, subject to defined maximum retention limits.
Series C Subscription Agreement
On August 12, 2026, the Company entered into Amendment No. 1 to its Series C Subscription Agreement with the New Sponsor. The amendment revised the methodology used to calculate the number of shares issuable upon closing of the subscription by incorporating a closing-date XRP price adjustment factor based on the relationship between specified XRP reference prices at signing and closing. The amendment also modified the calculation of adjustment shares issuable in connection with changes in XRP value prior to closing. No changes were made to the stated subscription price or the $10.00 per-share purchase price. The Company is evaluating the accounting and disclosure implications of the amendment.
Advance Funding Subscription Agreements
On August 12, 2026, the Company entered into Amendment No. 1 to certain Advance Funding Subscription Agreements. The amendment revised the methodology used to calculate the number of shares issuable at closing by incorporating a closing-date XRP price adjustment factor based on specified XRP reference prices measured at signing and closing. The amendment also modified the calculation of adjustment shares issuable in connection with changes in XRP value prior to closing. No changes were made to the stated subscription amount or the $10.00 per-share purchase price.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to “we”, “us”, “our” or the “Company” are to Armada Acquisition Corp. II, except where the context requires otherwise. The following discussion should be read in conjunction with our unaudited condensed financial statements and related notes thereto included elsewhere in this report.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Unaudited Condensed Financial Statements and the related Notes thereto for the period ended June 30, 2026 contained in this Quarterly Report on Form 10-Q and the Audited Financial Statements of Armada Acquisition Corp. II as of September 30, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on December 4, 2025, as well as in conjunction with the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included therein. Forward looking statements in this Form 10-Q are qualified by the cautionary statement included in this Form 10-Q under the sub-heading “Cautionary Note Regarding Forward-Looking Statements” in the introduction of this Form 10-Q.

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

Subsequent to the execution of the Business Combination Agreement, certain related transaction agreements were amended on August 12, 2026 to revise specified economic terms, including share issuance and forfeiture calculations that incorporate XRP-based valuation adjustment mechanisms applicable prior to the closing of the proposed business combination. These amendments are discussed in further detail below.

On August 12, 2026, the Company, Pubco, Pathfinder, SPAC Merger Sub, Company Merger Sub and Ripple entered into Amendment No. 1 to the Business Combination Agreement for purposes of proposing certain changes to Pubco’s amended and restated articles of incorporation, with such changes to be adopted by Pubco and to take effect upon the Closing.

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

Sponsor Support Agreement

Concurrently with the execution of the Business Combination Agreement, we entered into a Sponsor Support Agreement with the New Sponsor and Pubco (as may be amended, supplemented or otherwise modified from time to time, the “Sponsor Support Agreement”), pursuant to which, among other things, the New Sponsor agreed (i) deliver and forfeit to the Company for cancellation and for no consideration (x) 120,000 Class A ordinary shares, (y) 2,364,000 Class B ordinary shares and (z) 60,000 private placement warrants (such forfeited amounts equaling approximately 30% of the Company’s Common Shares held by the New Sponsor), (ii) to vote its Class A Shares and Class B Shares (the “New Sponsor Shares”) in favor of the Business Combination Agreement and the Transactions and each of the proposal to approve the Business Combination Agreement, the proposal to authorize and approve the Pathfinder Merger, and the proposal to approve a plan of domestication, (iii) to vote its New Sponsor Shares against any alternative transactions, (iv) to comply with the restrictions imposed by the Insider Letter (as defined above), by and among us, the Original Sponsor, and our officers and directors at the time of its initial public offering, pursuant to which the New Sponsor was later joined as a party by way of the Joinder (as defined above) to the Insider Letter, by and between us and the New Sponsor, including the restrictions on transfer and redemption of the Class A Shares and Class B Shares in connection with the Transactions, and (v) subject to and conditioned upon the Closing, to waive any anti-dilution rights that would otherwise result in the Class B Shares converting into Class A Shares on a greater than one-for-one basis.

On August 12, 2026, the Company, Pubco and New Sponsor amended the Sponsor Support Agreement (“Amendment No. 1 to the Sponsor Support Agreement”) for purposes of adjusting the number of Class A Shares, Class B Shares and Private Placement Warrants that will be forfeited by New Sponsor at the Company Merger Effective Time. Specifically, Amendment No. 1 to the Sponsor Support Agreement provides that New Sponsor will forfeit to the Company for cancellation and for no consideration a number of shares equal to (a) all Class A Shares, Class B Shares and Private Placement Warrants that New Sponsor holds multiplied by (b) a closing date adjustment factor equal to the lesser of (x) the quotient of the Closing XRP Price and the Signing XRP Price and (y) 0.7. (the “Adjustment Factor”). The number of SPAC Class A Shares forfeited pursuant to the immediately preceding sentence shall hereinafter be referred to as “Forfeited SPAC Class A Shares”; the number of SPAC Class B Shares forfeited pursuant to the immediately preceding sentence shall hereinafter be referred to as “Forfeited SPAC Class B Shares”; and the number of Private Placement Warrants forfeited pursuant to the immediately preceding sentence shall hereinafter be referred to as the “Forfeited SPAC Private Warrants”.

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

Subscription Agreements

Advance Funding Subscription Agreements

Together with Pubco and Pathfinder, we entered into advance funding subscription agreements in connection with the execution of the Business Combination Agreement (as amended, the “Advance Funding Subscription Agreements”) with certain institutional investors and individual accredited investors (“Advance Subscribers”) pursuant to which the Advance Subscribers agreed to purchase, and Pubco agreed to issue and sell, on the Closing Date, shares of Pubco Class A Common Stock for an aggregate of $214.05 million in cash and a contribution of 600,000 XRP tokens, in a private placement (the “PIPE”), upon the terms and subject to the conditions set forth in such agreements.

On August 12, 2026, Pubco, Pathfinder and the Company and each Advance Funding Subscriber entered into Amendment No. 1 to the applicable Advance Funding Subscription Agreement in order to revise the pricing mechanics used to determine the number of Advance Funding Shares. Amendment No. 1 subjects the initial share calculation to a closing-date adjustment if the Closing XRP Price is below the Signing XRP Price, while retaining the additional-share adjustment if the Closing XRP Price is above the Signing XRP Price. Under the Advance Funding Subscription Agreements, as amended, Advance Subscribers will receive a number of shares of Pubco Class A Common Stock on the Closing Date equal to the sum of (a) the Advance Funding Initial Subscribed Shares (as defined below) and (b) the Adjustment Shares (as defined below), if any. “Advance Subscriber Subscription Price” means (a) if the Advance Subscriber elected to subscribe for shares of Pubco Class A Common Stock with cash, the amount of cash contributed as set forth on the signature page to its Advance Funding Subscription Agreement or (b) if the Advance Subscriber elected to subscribe for shares of Pubco Class A Common Stock with XRP, such amount (in USD) equal to the product of (x) the amount of XRP contributed as set forth on the signature page to its Advance Funding Subscription Agreement and (y) the XRP Token VWAP on October 19, 2025. “Signing XRP Price” means the VWAP of XRP denominated in USD as quoted on the “CME CF XRP-Dollar Reference Rate - New York Variant” benchmark (with the reference ticker XRPUSD_NY) at 4:00 p.m. New York City time on the day immediately preceding the date on which the Business Combination Agreement is signed. “Advance Funding Initial Subscribed Shares” means the quotient of (i) the Advance Subscriber Subscription Price and (ii) $10.00, multiplied by the “Closing Date Adjustment Factor,” which means the lesser of (a) the quotient of the Closing XRP Price and the Signing XRP Price and (b) one. “Adjustment Shares” means, in respect of any Advance Funding Subscriber, whether such subscriber elected to subscribe with XRP or with cash that was subsequently used by Pubco and/or Pathfinder to purchase XRP, if the Closing XRP Price is greater than the Signing XRP Price, such number of shares of Pubco Class A Common Stock equal to the product of (i) the number of Advance Funding Initial Subscribed Shares issuable to such Advance Funding Subscriber and (ii) the difference between (a) the quotient of the Closing XRP Price and the Signing XRP Price and (b) one. If the Closing XRP Price is less than or equal to the Signing XRP Price, no Advance Funding Adjustment Shares will be issued.

In addition to the changes reflected by Amendment No. 1 above, on August 12, 2026, Pubco, Pathfinder, the Company and each of SBI Venture Fund 2023A Investment LPS, SBI Venture Fund 2023B Investment LPS, SBI PE Holdings Co., Ltd. and SBI Holdings USA, Inc. (collectively, the “SBI Stockholders”), each of which are entities controlled by SBI Holdings, Inc. (“SBI”), further amended the applicable Advance Funding Subscription Agreements (the “SBI Entity Amendments”). The purpose of each SBI Entity Amendment is to apply a 39.9% ownership limitation to the shares of Pubco Class A Common Stock issuable in respect of SBI’s Advance Funding Subscription. At Closing, Pubco will issue in respect of SBI’s subscription (i) the number of shares of Pubco Class A Common Stock that would cause the Subscriber Group Ownership Percentage (as defined in the applicable Advance Funding Subscription Agreement, as amended) to equal 39.9% and (ii) the balance of the Subscribed Shares as shares of Pubco Class C Common Stock. This allocation will not change the aggregate number of Subscribed Shares, the aggregate Subscription Price or the Per Share Price, which will be identical for shares of Pubco Class A Common Stock and Pubco Class C Common Stock. The shares of Pubco Class C Common Stock will be convertible into shares of Pubco Class A Common Stock in accordance with the amended and restated Pubco charter.

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

Series C Subscription Agreements

In connection with the execution of the Business Combination Agreement, and together with Pubco and Pathfinder, we entered into a Series C Subscription Agreement with the New Sponsor (the “Series C Subscription Agreement”) pursuant to which the Sponsor agreed to purchase, and Pubco agreed to issue and sell, on the Closing Date, shares of Pubco Class A Common Stock and Pubco Class C Common Stock (together, the “Series C Subscribed Shares”) for a contribution of 211,319,096.061435 XRP tokens, in a PIPE, upon the terms and subject to the conditions set forth in such agreement. On August 12, 2026, Pubco, Pathfinder, the Company and the New Sponsor entered into Amendment No. 1 to the Series C Subscription Agreement in order to revise the pricing mechanics used to determine the number of Series C Subscribed Shares. Amendment No. 1 subjects the initial share calculation to a closing-date adjustment if the value of XRP denominated in USD as calculated using the “CME CF XRP-Dollar Reference Rate - New York Variant” benchmark (with the reference ticker XRPUSD_NY) by taking the arithmetic average of the quotes at 4:00 p.m. New York City time for each of the three days immediately preceding the Closing Date (the “Closing XRP Price”) is below the Signing XRP Price, while retaining the additional-share adjustment if the Closing XRP Price is above the Signing XRP Price.

The New Sponsor will receive an aggregate number of shares of Pubco Class A Common Stock and Pubco Class C Common Stock on the Closing Date equal to the quotient of (i) the New Sponsor Subscription Price and (ii) Initial Subscribed Shares, plus Series C Adjustment Shares. “New Sponsor Subscription Price” means (a) if the New Sponsor elected to subscribe for shares of Pubco Class A Common Stock and Pubco Class C Common Stock with cash, the amount of cash contributed as set forth on the signature page to the Series C Subscription Agreement or (b) if the New Sponsor elected to subscribe for such shares with XRP, such amount (in USD) equal to the product of (x) the amount of XRP contributed as set forth on the signature page to the Series C Subscription Agreement and (y) the Signing Date XRP Token VWAP. “Series C Adjustment Shares” means, if the Closing XRP Price is greater than the Signing XRP Price, such number of shares of Pubco Class A Common Stock or Pubco Class C Common Stock equal to the product of (i) the number of Series C Initial Subscribed Shares issuable to the Series C DQ Persons and (ii) the difference between (a) the quotient of the Closing XRP Price and the Signing XRP Price and (b) one. If the Closing XRP Price is less than or equal to the Signing XRP Price, no Series C Adjustment Shares will be issued.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 3, 2024 (inception) through June 30, 2026 were organizational activities and those necessary to prepare for the Initial Public Offering. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in the trust account established for the benefit of our public shareholders (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, our initial Business Combination.

For the three months ended June 30, 2026, we had a net income of $1,625,327, which consisted of interest earned on cash and marketable securities held in Trust Account of $2,129,189, offset by general and administrative costs of $503,862 which mainly consisted of regulatory filing fees, insurance expense as well as accounting and legal fees for the services performed in relation to review of business combinations agreements.

For the three months ended June 30, 2025, we had a net income of $887,146, which consisted of interest earned on cash and marketable securities held in Trust Account of $982,945, offset by general and administrative costs of $95,799.

For the nine months ended June 30, 2026, we had a net income of $2,152,880, which consisted of $6,536,139 in interest earned on cash and marketable securities held in Trust Account, offset by general and administrative costs of $4,383,259 which mainly consisted of accounting and legal fees for the services performed in relation to review of business combinations agreements.

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

For the nine months ended June 30, 2026, cash used in operating activities was $306,602. Net income of $2,152,880 was affected by $6,536,139 in interest earned on cash and marketable securities held in the Trust Account. Changes in operating assets and liabilities provided $4,076,657 of cash for operating activities.

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

As of June 30, 2026, we had marketable securities held in the Trust Account of $241,164,305 (including approximately $6,536,139 of interest income) consisting of money market funds which invests in U.S. Treasury securities with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable, if any), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $54,503. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

On July 27, 2026, we entered into an unsecured promissory note with Arrington XRP Capital Fund, LP. As of the date these financial statements were issued aggregate borrowings of $135,000 were outstanding under the note, excluding accrued interest.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026.

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

On August 12, 2026, Pubco, Pathfinder and the Company and each Advance Funding Subscriber entered into Amendment No. 1 to the applicable Advance Funding Subscription Agreement in order to revise the pricing mechanics used to determine the number of Advance Funding Shares. Amendment No. 1 subjects the initial share calculation to a closing-date adjustment if the Closing XRP Price is below the Signing XRP Price, while retaining the additional-share adjustment if the Closing XRP Price is above the Signing XRP Price. Under the Advance Funding Subscription Agreements, as amended, Advance Subscribers will receive a number of shares of Pubco Class A Common Stock on the Closing Date equal to the sum of (a) the Advance Funding Initial Subscribed Shares (as defined below) and (b) the Adjustment Shares (as defined below), if any. “Advance Subscriber Subscription Price” means (a) if the Advance Subscriber elected to subscribe for shares of Pubco Class A Common Stock with cash, the amount of cash contributed as set forth on the signature page to its Advance Funding Subscription Agreement or (b) if the Advance Subscriber elected to subscribe for shares of Pubco Class A Common Stock with XRP, such amount (in USD) equal to the product of (x) the amount of XRP contributed as set forth on the signature page to its Advance Funding Subscription Agreement and (y) the XRP Token VWAP on October 19, 2025. “Signing XRP Price” means the VWAP of XRP denominated in USD as quoted on the “CME CF XRP-Dollar Reference Rate - New York Variant” benchmark (with the reference ticker XRPUSD_NY) at 4:00 p.m. New York City time on the day immediately preceding the date on which the Business Combination Agreement is signed. “Advance Funding Initial Subscribed Shares” means the quotient of (i) the Advance Subscriber Subscription Price and (ii) $10.00, multiplied by the “Closing Date Adjustment Factor,” which means the lesser of (a) the quotient of the Closing XRP Price and the Signing XRP Price and (b) one. “Adjustment Shares” means, in respect of any Advance Funding Subscriber, whether such subscriber elected to subscribe with XRP or with cash that was subsequently used by Pubco and/or Pathfinder to purchase XRP, if the Closing XRP Price is greater than the Signing XRP Price, such number of shares of Pubco Class A Common Stock equal to the product of (i) the number of Advance Funding Initial Subscribed Shares issuable to such Advance Funding Subscriber and (ii) the difference between (a) the quotient of the Closing XRP Price and the Signing XRP Price and (b) one. If the Closing XRP Price is less than or equal to the Signing XRP Price, no Advance Funding Adjustment Shares will be issued.

In addition to the changes reflected by Amendment No. 1 above, on August 12, 2026, Pubco, Pathfinder, the Company and each of SBI Venture Fund 2023A Investment LPS, SBI Venture Fund 2023B Investment LPS, SBI PE Holdings Co., Ltd. and SBI Holdings USA, Inc. (collectively, the “SBI Stockholders”), each of which are entities controlled by SBI Holdings, Inc. (“SBI”), further amended the applicable Advance Funding Subscription Agreements (the “SBI Entity Amendments”). The purpose of each SBI Entity Amendment is to apply a 39.9% ownership limitation to the shares of Pubco Class A Common Stock issuable in respect of SBI’s Advance Funding Subscription. At Closing, Pubco will issue in respect of SBI’s subscription (i) the number of shares of Pubco Class A Common Stock that would cause the Subscriber Group Ownership Percentage (as defined in the applicable Advance Funding Subscription Agreement, as amended) to equal 39.9% and (ii) the balance of the Subscribed Shares as shares of Pubco Class C Common Stock. This allocation will not change the aggregate number of Subscribed Shares, the aggregate Subscription Price or the Per Share Price, which will be identical for shares of Pubco Class A Common Stock and Pubco Class C Common Stock. The shares of Pubco Class C Common Stock will be convertible into shares of Pubco Class A Common Stock in accordance with the amended and restated Pubco charter.

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

Series C Subscription Agreements

In connection with the execution of the Business Combination Agreement, Pubco, Pathfinder and the Company entered into a Series C Subscription Agreement with the New Sponsor (the “Series C Subscription Agreement”) pursuant to which the Sponsor agreed to purchase, and Pubco agreed to issue and sell, on the Closing Date, shares of Pubco Class A Common Stock and Pubco Class C Common Stock (together, the “Series C Subscribed Shares”) for a contribution of 211,319,096.061435 XRP tokens, in a PIPE, upon the terms and subject to the conditions set forth in such agreement. On August 12, 2026, Pubco, Pathfinder, the Company and the New Sponsor entered into Amendment No. 1 to the Series C Subscription Agreement in order to revise the pricing mechanics used to determine the number of Series C Subscribed Shares. Amendment No. 1 subjects the initial share calculation to a closing-date adjustment if the value of XRP denominated in USD as calculated using the “CME CF XRP-Dollar Reference Rate - New York Variant” benchmark (with the reference ticker XRPUSD_NY) by taking the arithmetic average of the quotes at 4:00 p.m. New York City time for each of the three days immediately preceding the Closing Date (the “Closing XRP Price”) is below the Signing XRP Price, while retaining the additional-share adjustment if the Closing XRP Price is above the Signing XRP Price.

The New Sponsor will receive an aggregate number of shares of Pubco Class A Common Stock and Pubco Class C Common Stock on the Closing Date equal to the quotient of (i) the New Sponsor Subscription Price and (ii) Initial Subscribed Shares, plus Series C Adjustment Shares. “New Sponsor Subscription Price” means (a) if the New Sponsor elected to subscribe for shares of Pubco Class A Common Stock and Pubco Class C Common Stock with cash, the amount of cash contributed as set forth on the signature page to the Series C Subscription Agreement or (b) if the New Sponsor elected to subscribe for such shares with XRP, such amount (in USD) equal to the product of (x) the amount of XRP contributed as set forth on the signature page to the Series C Subscription Agreement and (y) the Signing Date XRP Token VWAP. “Series C Adjustment Shares” means, if the Closing XRP Price is greater than the Signing XRP Price, such number of shares of Pubco Class A Common Stock or Pubco Class C Common Stock equal to the product of (i) the number of Series C Initial Subscribed Shares issuable to the Series C DQ Persons and (ii) the difference between (a) the quotient of the Closing XRP Price and the Signing XRP Price and (b) one. If the Closing XRP Price is less than or equal to the Signing XRP Price, no Series C Adjustment Shares will be issued.

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

Additionally, the Underwriters are entitled to $0.40 per Unit sold in the offering, $9,200,000 in the aggregate, and is payable to the Underwriters based on the percentage of funds remaining in the Trust Account after redemptions of public shares, for deferred underwriting commissions to be placed in a Trust Account located in the United States and released to the underwriters only upon the completion of an initial Business Combination. On September 9, 2025, we entered into a letter agreement with our Underwriters that the Underwriters shall, severally and not jointly, on the terms and conditions set forth in the letter agreement, and contingent upon the occurrence of a specified event that relates to a digital asset treasury transaction, reimburse a portion of the our bona fide documented fees and expenses incurred in connection with our Initial Public Offering in an amount of $2,300,000 (the “Reimbursement Amount”), with such amount decreased by $0.10 for every ordinary share for which a public shareholder exercises its redemption rights in connection with or prior to the specified event. As of June 30, 2026 and September 30, 2025, no reimbursements have been recorded under this agreement.

We have entered into an agreement with an advisor, Northland, a cash transaction fee equal to a cash transaction fee equal to 1.0% of the consideration in the event that this advisor introduces the Company to the target with which we complete an initial Business Combination which is payable only upon and subject to the closing of the initial Business Combination. We have also agreed to pay Northland up to $20,000 in reimbursable out-of-pocket expenses. No amounts were incurred under this agreement from the period from our inception through June 30, 2026. We have entered into an agreement with an investor relations advisor, Bishop IR (“Bishop”) for the period from May 19, 2025 through May 18, 2026 with a monthly fee of $8,500, payable only upon and subject to the closing of the initial Business Combination. Bishop shall also be reimbursed for all reasonable expenses and disbursements incurred on our behalf provided they do not exceed $300 without our prior consent. The agreement with Bishop was terminated effective September 3, 2025 by our New Sponsor. Upon termination of the agreement the Company recognized expenses amounting to $38,387 and $37,564 which are included in deferred professional fees in our balance sheets as of June 30, 2026 and September 30, 2025, respectively.

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

On July 27, 2026, we entered into an unsecured promissory note with Arrington XRP Capital Fund, LP, pursuant to which the lender may, at its discretion, provide working capital loans to us. Any amounts borrowed under the note will bear interest at the applicable federal short-term rate in effect at issuance and may be used for our ordinary course administrative expenses. The note matures upon the earlier of (i) the termination of the Business Combination Agreement or (ii) the closing of the business combination. We may prepay the note at any time without penalty. Any outstanding principal and accrued interest will become due and payable upon maturity. As of the date these financial statements were issued aggregate borrowings of $135,000 were outstanding under the note, excluding accrued interest.

Critical Accounting Estimates

The preparation of unaudited condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Making estimates requires Management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could materially differ from those estimates. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2026, our disclosure controls and procedures were effective.

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
Unregistered Sales
We did not sell any equity securities during the quarter ended June 30, 2026.
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
Nos.333-286110).
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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
During our last fiscal quarter, no director or officer, as defined in
Rule 16a-1(f)of
the Exchange Act, adopted or terminated a
“Rule 10b5-1
trading arrangement” or any
“non-Rule 10b5-1
trading arrangement,” each as defined in Item 408 of
Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form10-Q.

No.	Description of Exhibit

2.1	Business Combination Agreement, dated as of October 19, 2025, by and among Armada Acquisition Corp. II, Ever north Holdings Inc., Pathfinder Digital Assets LLC, Armada Merger Sub, Pathfinder Merger Sub, and Ripple Labs Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2025).

2.2 *+	Amendment No. 1 to the Business Combination Agreement, dated as of August 12, 2026, by and among Armada Acquisition Corp. II, Evernorth Holdings Inc., Pathfinder Digital Assets LLC, Armada Merger Sub, Pathfinder Merger Sub, and Ripple Labs Inc.

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2025)

10.1	Promissory Note, dated July 27, 2026, issued by Armada Acquisition Corp. II to Arrington XRP Capital Fund (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2026).

10.2*	Amendment No. 1 to Series C Subscription Agreement, dated August 12, 2026, by and among Evernorth Holdings Inc., Pathfinder Digital Assets LLC, Arrington XRP Capital Fund, LC and Armada Acquisition Corp II

10.3*	Amendment No. 1 to Sponsor Support Agreement, dated August 12, 2026, by and among Arrington XRP Capital Fund, LP, Armada Acquisition Corp. II and Evernorth Holdings Inc.

10.4*	Form of Amendment No. 1 to Form of Advance Funding Subscription Agreement

10.5*	Amendment No. 1 to Contribution Agreement

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
+

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

ARMADA ACQUISITION CORP. II

Date: August 12, 2026	By:	/s/ Taryn Naidu
	Name:	Taryn Naidu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2026	By:	/s/ Kyle Horton
	Name:	Kyle Horton
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)